Form 10KSB
period 1996-11-30
NET TECH INTERNATIONAL INC
filed 1997-03-14
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      -------------------------------------

                  For the fiscal year ended November 30, 1996.

                         Commission File Number 33-36198

                          NET/TECH INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)

       DELAWARE                                 22-3038309
       -------------------------------          -------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization).          Identification No.)

            1 WEST FRONT STREET, SUITE 30, RED BANK, NEW JERSEY 07701
              (Address of principal executive offices)  (Zip Code)

                    Issuer's telephone number: (908)345-1100

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $12,635,530. The market value of Common Stock of the Issuer, par value $.01 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was 2 1/2.

Issuer's Revenues for its most recent fiscal year: $0.

The number of shares outstanding of the Issuer's Common Stock, par value $.01 per share, as of January 31, 1997: 5,697,212.

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB [ ]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Net/Tech International, Inc. (the "Company"), a Delaware corporation was incorporated on January 10, 1990. Net/Tech currently is a development stage company whose primary objective is to develop it's own proprietary products, namely the Hygiene Guard Hand Washing Monitoring System. The company also owns patented technology for water dispersible products and has made a determination to limit it's activity in seeking licensing arrangements with outside manufacturers and distributors for that patented technology. In addition, Net/Tech is actively seeking to acquire a network of technologically innovative products and companies.

BACKGROUND

         Despite current Federal, State, and local regulations which mandate that employees wash their hands after using restroom facilities, a significant number fail to adhere to these laws. The Hygiene Guard /Registered Trademark/ individually identifies employees who neglect to comply with these vital health codes.

         The need for the Hygiene Guard /Registered Trademark/ Hand Washing Monitoring System is based on a significant national health problem. A major cause of infections in patient care and food handling businesses is employees who fail to wash their hands after using the restroom facilities.

     /bullet/ In the past twelve years, the infection rates have increased fifty-eight percent (58%), rising from the fifth (5th) to the third (3rd) leading killer of Americans.

     /bullet/ Every year, two million (2,000,000) hospital patients get sick and eighty thousand (80,000) deaths result either directly or indirectly from infection they did not have when they entered the hospital.

     /bullet/ In restaurants across the country, there have been increasing outbreaks of food-borne illnesses like Hepatitis A, E. Coli, and silicosis. All of these can be carried on the hands of food preparers.

HYGIENE GUARD/Registered Trademark/ HAND WASHING MONITORING SYSTEM

         The Hygiene Guard /Registered Trademark/ individually identifies employees who fail to wash their hands after using the restroom facilities, prior to returning to the work place.

         The Hygiene Guard /Registered Trademark/ is an Infrared based interactive monitoring system. The system is comprised of three main components:

                  1) The Employee Badge
                  2) The Restroom Entry/Exit Module (EEMU)
                  3) The Sink/Soap Dispenser Monitoring Unit (SMU)

         The Employee badge is a self contained, battery powered device, designed to attach to an employee's lapel or collar. It is approximately the size of a typical employee name tag, and is water and shock resistant. It utilizes emitting diodes or LED's to indicate the status of the badge, and an active Infrared (IR) transceiver to communicate with the Entry/Exit Module, and the Sink/Soap Dispenser Module. Each badge also has a unique ID or code imbedded into the badge electronics.

         The Entry/Exit Monitoring Unit ("EEMU") is the heart of the system. It contains the central processing unit, a small keypad for entering supervisory requests, a single line LCD display for enunciating system status, a small printer for reports, and the support electronics needed for the communications and power supply. The EEMU is actually two separate units, one unit is the main enclosure, which can be conveniently wall or floor mounted. It is a NEMA 4 rated enclosure that can be exposed to water and normal cleaning agents. The unit is approximately 16" x 10" x 6". The second component of the EEMU is the I/R transceiver assembly. This component houses the Infrared transceiver circuitry and I/R lens. This unit is mounted to the ceiling in the bathroom, near the entrance. It is approximately 4" x 4" x 2", with a 4" high dome lens. This device floods the bathroom with encoded I/R signals that are interpreted by the Hygiene Guard Badge. It also communicates with the SMU (Sink Monitoring Unit), to record bathroom activities of badged employees.

         The Sink/Soap Dispenser Monitoring Unit monitors the presence of a badged employee at the sink. It communicates with the employee badge by means of active Infrared sensors. It determines if the employee uses the sink or soap by monitoring the soap dispenser actuator (using a micro switch), and by ensuring the employee remained at the sink for a specific length of time. The sink module is connected to the Entry/Exit Module by means of a small local area network. The badge ID is also transmitted to the entry module via the local area network. Two versions of this module are envisioned. One is integrated directly into the soap dispenser, and the other is an external unit that can be attached to any soap dispenser.

MARKETS AND MARKETING

         The markets for the Hygiene Guard /Registered Trademark/ are all sites where there is patient care and/or food processing and handling. Specific markets include restaurants, hospitals, doctor's offices, nursing homes, hotels and casinos, child day care facilities and food processors.

         Net/Tech is committed to a marketing strategy that will result in a significant level of sales within a short period of time without unnecessary expenditures. Management intends to take advantage of existing distribution channels rather than relying exclusively on in-house marketing. The following activities will be initiated immediately upon completion of a production prototype:

         1. Initiate a nationwide program to alert Federal, State and County health officials of the availability of a new, innovative product which can help them monitor hand washing in establishments under their supervision,

         2. Continue negotiations and finalize a distribution agreement with at least one of the International Industry leading distributors who has already expressed interest in the Hygiene Guard System,

         3. Utilize existing management and shareholder connections with major hospitals, supermarkets, restaurants and hotels/casinos to create end user sales,

         4. Establish a strategic partnership and alliance with a well known product end user,

         5. Establish in-house marketing team along with utilizing conventional direct mail and industry specific advertising.

         6. Establish licensing agreement with a child care corporation who has expressed interest in using the Hygiene Guard /Registered Trademark/ at child care centers to teach proper personal hygiene at an early age.

         7. Establish in-house marketing team along with utilizing conventional direct mail and industry specific advertising.

PATENTS

         On January 18, 1991, the Company filed for US patent protection on the Hygiene Guard /Registered Trademark/ invention. A patent was granted on April 13, 1993 (5,202,666). All patent rights have been assigned to the Company by the inventors, Daniel D. Richard and Hermann Knippscheer. Foreign patent rights for the Hygiene Guard/Registered Trademark/ will be filed by the Company.

         On April 30, 1990, the Company filed for US patent protection on the water-dispersible technology (Patent #5,110,525, granted May 5, 1992), useful in manufacturing rigid containers for use in the medical and food industries. The inventors, William H. Hale and Roger E. Kolsky, have assigned the patent rights to the Company. Agricultural and process patent applications have been filed.

         The Company was issued a patent (Patent #5,135,721, granted Aug. 4,
1992) for a sterilization apparatus named Steril-Eze. All patent rights have been assigned by the inventor to the Company.

         The Company was issued a usage patent on the water-dispersible technology (Patent #5,335,449, granted August 9, 1994) for the agricultural market. All patent rights have been assigned by the inventor to the Company.

         The Company was issued a process patent on the water-dispersible technology (Patent #5,346,541, granted September 13, 1994). This patent covers the process required to produce the material and the ability to vary dispersal times. All patent rights have been assigned by the inventors to the Company.

COMPETITION

         The Company will be reliant on patent protection and trade secrets for the Hygiene Guard /Registered Trademark/ and technology to serve as a barrier to direct competition from outside sources. There can be no assurance, however, that the Company's patents issued will afford the Company commercially significant protection against potential competitors.

RESEARCH AND DEVELOPMENT

         The Company has expended $8,000 during 1996 and $4,303 during 1995 on research and development. The Company does not anticipate any of these costs being borne by customers.

EMPLOYEES

         In addition to a part-time financial officer and marketing consultants, the Company has two full time employees. Also, the Company has hired independent contractors for trade shows, research and engineering and designing consulting work.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company corporate office, occupying 1250 square feet, is located in Red Bank, New Jersey, with an annual rent of $21,600. The lease expires June 30, 1998. The Company currently has no leased Research and Development space.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's Common Stock has been trading on the Over-the-Counter market since January 10, 1992, the date of the Company's initial public offering. The following table shows for the calendar periods indicated the high and low closing bid quotation for the Company's Common Stock. The quotations, from Dow Jones Retrieval Service, represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                   HIGH BID             LOW BID
1996

First Quarter                      1                    1/4
Second Quarter                     3-3/4                1/4
Third Quarter                      3-3/4                1-3/4
Fourth Quarter                     2-1/2                1-3/4

1995

First Quarter                      1-3/8                1/2
Second Quarter                     1-3/8                5/8
Third Quarter                      1-1/4                5/8
Fourth Quarter                     1-1/8                1/4

         (b) As of January 31, 1997, there were approximately 178 record holders of the Company's Common Stock. In addition, there are 250 shareholders in street name whose shares are held in the name of other nominees.

         (c) There have been no dividends declared or paid by the Company on its Common Stock during the past two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since its inception on January 10, 1990, Net/Tech International, Inc. has invested a substantial amount of its resources into the development of its hygiene monitoring unit and water-dispersible technology and. This investment has been financed through both private and public equity markets.

         In March 1996, Net/Tech International, Inc. appointed Glenn E. Cohen to serve as the company's new President and Chief Operating Officer. At that time, the Company made a determination to focus on the development and marketing of it's patented Hygiene Guard /Registered Trademark/ Hand Washing Monitoring System.

         In addition to the development of the Hygiene Guard /Registered Trademark/ Hand Washing Monitoring System, the Company is actively seeking to acquire a network of technologically innovative products and companies.

PLAN OF OPERATION

CASH REQUIREMENTS

         On November 30, 1996, the Company had a cash reserve of $77,500. On October 10, 1996, the Company paid off the entire indebtedness to CRYO-CELL in the amount of $169,357. It intends to pursue additional funding through private placement. Subsequent to the end of the Company's most recent fiscal year, the Company received $200,000 from the sale of options.

PRODUCT DEVELOPMENT AND STRATEGIC PLANS

         On April 19, 1996, the Company entered into a contract with Stainless Design Corporation (SDC) for Phase I of the miniaturization and development of the production prototype for the Hygiene Guard /Registered Trademark/ Hand Washing Monitoring System.

         On October 31, 1996, Net/Tech entered into a Phase II contract with SDC for the development of the Hygiene Guard /Registered Trademark/ Hand Washing Monitoring System. Phase II shall complete the development through the production prototype stage. According to SDC management estimates the production prototype should be complete for Beta Product Test Site in the 2nd quarter of 1997.

         On October 24, 1996, the Company acquired Pressure Point Technologies, Inc. (PPT). The core technology of PPT is a batteryless remote control unit that can operate televisions and garage doors utilizing finger pressure.

         On November 25, 1996, Net/Tech obtained an option to purchase Stainless Design Corporation (SDC). SDC is a manufacturing and installer of gas and chemical delivery systems for the semi-conductor industry. SDC also is the manufacturer for the Hygiene Guard /Registered Trademark/ Hand Washing Monitoring System.

         No assurances can be made that the Company can identify any partners or consultants to continue development or successfully complete the development of its products or market them even if they are substantially completed. No assurance can be made that the Company will successfully complete any acquisition of other products or companies.

ITEM 7 FINANCIAL STATEMENTS

         The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

NET/TECH INTERNATIONAL, INC.

LIST OF FINANCIAL STATEMENTS

The following financial statements of Net/Tech International, Inc. are included in Item 7:

Report of Independent Public Accountant                             9

Balance Sheets                                                    F-1

Statements of Loss                                                F-3

Statements of Cash Flows                                          F-4

Statements of Shareholders' Equity - Inception
Through November 30, 1996                                         F-6

Notes to Financial Statements                                     F-9

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                  [LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Net/Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Net/Tech International, Inc. (a development stage company) as of November 30, 1996 and 1995, and the related consolidated statements of loss and cash flows for the years ended November 30, 1996 and 1995 and for the period from September 11, 1989 (inception) through November 30, 1996 and consolidated statements of stockholders' equity and deficit accumulated during the development stage from inception through November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Net/Tech International, Inc. as of November 30, 1996 and 1995 and the consolidated results of operations, cash flows and statements of stockholders' equity and deficit accumulated during the development stage from inception through November 30, 1996 in conformity with generally accepted accounting principles.


                                                MIRSKY, FURST & ASSOCIATES, P.A.

Fort Lee, New Jersey
February 3, 1997, except as to
       Note 2, as to which the date
       is March 14, 1997

                          NET/TECH INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    NOVEMBER 30     NOVEMBER 30
                                                        1996            1995
                                                    -----------     -----------
CURRENT ASSETS
   Cash                                              $ 77,560         $     0
   Accounts Receivable                                      0           4,500
   Prepaid Expenses                                         0             500
                                                     --------         -------

     Total Current Assets                              77,560           5,000
                                                     --------         -------

FIXED ASSETS
   Furniture and Equipment                             19,999          15,734

   Less: Accumulated Depreciation                       6,460          14,130
                                                     --------         -------

           Net Fixed Assets                            13,539           1,604
                                                     --------         -------

INTANGIBLE ASSETS

Patent Application Costs (net of accumulated
   amortization of $9,424 and $5,501 respectively)     64,352          76,951
Unamoritized Organizational Costs                          84             284
                                                     --------         -------
                                                       64,436          77,235
                                                     --------         -------
OTHER ASSETS

   Security Deposits                                   21,950             150
                                                     --------         -------
     TOTAL ASSETS                                    $177,485         $83,989
                                                     ========         =======

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   NOVEMBER 30      NOVEMBER 30
                                                       1996             1995
                                                   -----------      -----------
CURRENT LIABILITIES

   Accounts Payable                                $   22,939       $    10,827
   Accrued Expenses and Interest                        4,625            50,330
   Obligations Under Capital Lease                      1,287                 0
   Convertible Notes Payable                                0           466,275
                                                   ----------       -----------

     Total Current Liabilities                         28,851           507,432
                                                   ----------       -----------

LONG-TERM LIABILITIES

   Obligations Under Capital Lease                      3,264                 0
                                                   ----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, $.01 par value; 20,000,000 and
     7,500,000 shares authorized; 5,697,212 and
     4,855,127 shares issued and outstanding,
     respectively                                      56,972            48,551
   Additional Paid-In Capital                       2,661,759         1,903,126
   Deficit Accumulated During the Development
     Stage                                         (2,573,361)       (2,375,120)
                                                   ----------       -----------

          Total Stockholders' Equity                  145,370          (423,443)
                                                   ----------       -----------

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                     $  177,485       $    83,989
                                                   ==========       ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                      JAN. 10
                                                                        1990
                                                                    (INCEPTION)
                                        YEAR ENDED    YEAR ENDED      THROUGH
                                       NOVEMBER 30   NOVEMBER 30    NOVEMBER 30
                                          1996           1995           1996
                                       -----------   -----------    -----------
INCOME                                  $        0    $       0     $        0

COSTS AND EXPENSES
   General & Administrative Expenses        90,862      141,819      1,439,099
   Research and Development Expenses         8,000        4,303        570,842
   Legal, Professional and
     Consulting Fee                         50,773       51,260        412,460
   Depreciation                              2,098          819         38,847
   Amoritzation of Intangibles               4,124          670         12,594
                                        ----------    ---------     ----------

     Operating (Loss)                     (155,857)    (198,871)    (2,473,842)
                                        ----------    ---------     ----------
OTHER (INCOME) AND EXPENSES
   Interest (Income)                             0           (1)       (24,162)
   Interest Expense                          7,106       36,638         59,435
   Loss on Abandoment of Assets              1,603            0            571
   Loss on Abandonment of Patents           33,675            0         33,675
   Write-off of Investment                       0            0         30,000
                                        ----------    ---------     ----------
                                            42,384       36,637         99,519
                                        ----------    ---------     ----------

          Net (Loss)                    $ (198,241)   $(235,508)    $2,573,361
                                        ==========    =========     ==========

     Net (Loss) Per Share               $    (0.04)   $   (0.05)
                                        ==========    =========

Number of Shares used in Computation     5,486,393    4,855,127
                                        ==========    =========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      JAN. 10
                                                                        1990
                                                                    (INCEPTION)
                                                                      THROUGH
                                       NOVEMBER 30   NOVEMBER 30    NOVEMBER 30
FISCAL YEAR ENDED                         1996           1995           1996
-----------------                      -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                             $(198,241)    $(235,508)    $(2,573,361)

ADJUSTMENTS TO RECONCILE NET LOSS
   TO CASH USED FOR OPERATING
   ACTIVITIES:
     Depreciation                           2,098           819          38,847
     Amortization of intangible
       assets                               4,124           670          10,341
     Write-offs of patents and
       trademarks                          33,675             0          35,927
     Loss on disposal of assets             1,603             0           1,603
     Decrease in accrued expenses
       from Initial public offering             0             0          30,500
     Promotional services paid in
       Common Stock                             0             0             250
     Decrease in Investment                     0             0          30,000
     Interest to affiliate paid in
       Common Stock                         6,856             0           6,856

CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable                    4,500             0               0
     Prepaid expenses                         500         1,901               0
     Security deposits                    (21,800)        5,387         (21,950)
     Accounts Payable                      12,112           226          30,939
     Accrued expenses                        (175)       32,020          50,155
                                        ---------     ---------     -----------

NET CASH PROVIDED BY (USED) FOR
OPERATING ACTIVITIES:                    (154,748)     (194,485)     (2,359,893)
                                        ---------     ---------     -----------

CASH FLOWS USED FOR INVESTING
   ACTIVITIES:
     Purchases of property and
       equipment-net                      (15,636)            0         (53,989)
     Patent and trademark
       acquisition costs                        0          (560)        (82,704)
                                        ---------     ---------     -----------
NET CASH USED FOR INVESTING
   ACTIVITIES                           $ (15,636)    $    (560)    $  (136,693)
                                        ---------     ---------     -----------

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      JAN. 10
                                                                        1990
                                                                    (INCEPTION)
                                                                      THROUGH
                                       NOVEMBER 30   NOVEMBER 30    NOVEMBER 30
FISCAL YEAR ENDED                         1996           1995           1996
-----------------                      -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of Common Stock             $  37,500     $      0       $  456,236
   Loan proceeds from affiliate           187,907      194,789          634,182
   Repayment of debt to affiliate        (169,357)           0         (169,357)
   Financing via capital leases             4,551            0            4,551
   Other                                        0            0              (16)
   Proceeds from debt                           0            0          130,000
   Deferred public offering costs               0            0          (84,496)
   Issuance of common stock net of
     offering costs                             0            0        1,054,078
   Proceeds of warrants exercised         187,343            0          548,968
                                        ---------     --------       ----------
NET CASH PROVIDED BY FINANCINT
   ACTIVITIES                             247,944      194,789        2,574,146
                                        ---------     --------       ----------
    Increase (decrease) in cash and
      cash equivalents                     77,560         (256)          77,560

CASH AND CASH EQUIVALENTS:
    Beginning of year                           0          256                0
                                        ---------     --------       ----------
    End of year                         $  77,560     $      0       $   77,560
                                        =========     ========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for:
    Interest                            $       0     $      0       $        0
    Income Taxes                        $       0     $      0       $        0

Supplemental schedule of noncash investing and financing activities:
    Additional common stock was issued upon the conversion of $130,000 of convertible loans payable.
    A company was issued 2,000 shares at $4 per share for promotional services. The company purchased Pressure Point Technologies in exchange for 25,000 shares of common stock.
    Additional common stock was issued upon the conversion of the affiliate note payable $(464,825) and accrued interest $(52,836).

        The accompanying notes to the consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       INCEPTION THROUGH NOVEMBER 30, 1996

                                                                                             DEFICIT           TOTAL
                                                                                            ACCUMULATED        SHARE-
                                                                                            DURING THE        HOLDERS'
                                             COMMON          STOCK       ADDITIONAL PAID    DEVELOPMENT        EQUITY
                                             SHARES          AMOUNT        IN CAPITAL         STAGE           (DEFICIT)
                                            ---------        -------     ---------------    -----------      ----------
JANUARY 10, 1990 (INCEPTION)

Shares issued at $.01 per unit
   For cash-private placement               3,162,500        $31,625                                           31,625
   For promotional service provide             25,000            250                                              250
   For subsrciption receivable                750,000          7,500                                            7,500
   For orginizational costs provided          100,000          1,000                                            1,000
   For patent assignment                      200,000          2,000                                            2,000

Shares issued at $1.00 per unit
   For cash-private placement                 130,000          1,300        $  128,700                        130,000
   For purchase of option                      30,000            300            29,700                         30,000

                  Net (Loss)                                                                $(154,151)       (154,151)
                                            ---------        -------        ----------       --------        --------

          BALANCE NOVEMBER 30, 1990         4,397,500         43,975           158,400       (154,151)         48,224

DECEMBER 1, 1990 TO NOVEMBER 30, 1991

                  Net (Loss)                                                                 (144,403)       (144,403)
                                            ---------        -------        ----------       --------       ---------

          BALANCE NOVEMBER 30, 1991         4,397,500         43,975           158,400       (298,554)        (96,179)

DECEMBER 1, 1991 TO NOVEMBER 30, 1992

Shares issued at $7.00 per share
   For cash - IPO                             149,110          1,491         1,042,279                      1,043,770

Shares issued at $2.33 per share
   For Convertible Note                        55,787            558           129,426                        129,984

Shares issued at $2.00 per share
   For Inside A Warrants                       10,000            100            19,900                         20,000

Shares issued at $2.67* per share
   For Inside B Warrants                       10,000            100            26,600                         26,700

Reduction of deferred offering costs                                          (212,813)                      (212,813)

                  Net (Loss)                                                                 (662,629)       (662,629)
                                            ---------        -------        ----------       ---------      ---------

          BALANCE NOVEMBER 30, 1992         4,622,397        $46,224        $1,163,792       $(961,183)    $  248,833
                                            =========        =======        ==========       =========      =========


                          NET/TECH INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1996

                                                                                        DEFICIT        TOTAL
                                                                                      ACCUMULATED      SHARE-
                                                                       ADDITIONAL     DURING THE      HOLDERS'
                                            COMMON         STOCK         PAID-IN      DEVELOPMENT       EQUITY
                                            SHARES         AMOUNT        CAPITAL         STAGE        (DEFICIT)
                                           ---------      -------      ----------     ----------      --------
DECEMBER 1, 1992 TO NOVEMBER 30, 1993

Shares issued at $7.50 per share
            For - IPO A Warrants              33,230      $   332      $  248,893                      249,225

Shares issued at $4.66 per share
       For Convertible Note A Warrants           500            5           2,325                        2,330

Shares issued at $2.00 per share
            For Inside A Warrants             25,000          250          49,750                       50,000

Shares issued at $2.67* per share
            For Inside B Warrants              5,000           50          13,320                       13,370

      Shares issued at $2.50 per share        60,000          600         148,386                      148,986

      Shares issued at $6.00 per share         3,000           30          17,870                       17,900

      Shares issued at $2.42 per share        92,000          920         222,080                      223,000

      Shares issued at $2.33 per share        10,000          100          23,250                       23,350

Shares issued at $4.00 per share
          For Professional Services            2,000           20           7,980                        8,000

                 Net (Loss)                                                             (656,814)     (656,814)
                                           ---------      -------      ----------     ----------      --------

          BALANCE NOVEMBER 30, 1993        4,853,127       48,531       1,897,646     (1,617,997)      328,180

December 1, 1993 to November 30, 1994

      Shares issued at $2.75 per share         2,000           20           5,480                        5,500

                 Net (Loss)                                                             (521,615)     (521,615)
                                           ---------      -------      ----------     ----------      --------

          BALANCE NOVEMBER 30, 1994        4,855,127      $48,551      $1,903,126    ($2,139,612)    ($187,935)
                                           =========      =======      ==========     ==========      ========


                          NET/TECH INTERNAITONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1996

                                                                                             DEFICIT         TOTAL
                                                                                           ACCUMULATED       SHARE-
                                                                            ADDITIONAL     DURING THE       HOLDERS'
                                                 COMMON         STOCK        PAID-IN       DEVELOPMENT       EQUITY
                                                 SHARES         AMOUNT       CAPITAL          STAGE         (DEFICIT)
                                               ----------      -------      ----------     -----------      --------
DECEMBER 1, 1994 TO NOVEMBER 30, 1995

                     Net (Loss)                                                               (235,508)     (235,508)
                                                                                           -----------      --------

              BALANCE NOVEMBER 30, 1995         4,855,127       48,551       1,903,126      (2,375,120)     (423,443)
                                               ----------      -------      ----------     -----------      --------

DECEMBER 1, 1995 TO NOVEMBER 30, 1996

Shares issued at $1.25 per share                  149,874        1,499         185,844                       187,343

Shares issued at $0.25 per share                  150,000        1,500          36,000                        37,500

Shares issued at $1.00 per share
           to acquire Pressure Point Tech          25,000          250          24,750                        25,000

Shares issued at $1.00 per share
                for Convertible Loan              517,211        5,172         512,039                       517,211

                     Net (Loss)                                                               (198,241)     (198,241)
                                               ----------      -------      ----------     -----------      --------
              BALANCE NOVEMBER 30, 1996         5,697,212      $56,972      $2,661,759     ($2,573,361)     $145,370
                                               ==========      =======      ==========     ===========      ========

*  Shares computed at $2.69 in error.

Share prices are rounded to the nearest penny.

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

         The Company was incorporated in Delaware on January 10, 1990. The Company is to be considered a development stage company, which proposes to commercialize products involving sanitary monitoring devices and water dispersible technology. The Company's activities to date have principally been the development of the Hygiene Guard /REGISTERED TRADEMARK/ production prototype and the purchase of a water dispersible technology including the rights to all future developments by the inventor, acquisition of a hand-made prototype and an application for patent protection for the technology. It has had no revenues to date. Consequently, the viability of the Company to remain a going concern is dependent on its ability to obtain the necessary financing to fund its research and development and other costs through sales of securities or other sources of funding. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

         In 1993, the Company formed Multi-Monitoring Systems, Inc., a Delaware Corporation. As of November 30, 1995, no shares have been issued and the company has no financial activity, therefore, it is not consolidated with Net/Tech. In October, 1995, the Company acquired Pressure Point Technologies (see Note 3). The financial statements include the accounts for this subsidiary from the date of acquisition.

CASH EQUIVALENTS:

         It is Company policy to include all investments with a maturity of less than 90 days as Cash Equivalents.

FIXED ASSETS:

         Fixed assets are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset.

         Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed from the accounts and resulting profit or loss will be reflected in income. Expenditures for maintenance and repairs are charged to income as incurred.

PATENT COSTS:

         Costs in connection with filing patent applications are being capitalized. When the patent approvals are obtained, the Company amortizes such costs over a life of 10 years. Upon the abandonment of a patent application all prior costs are expensed.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY SIGNIFICANT
         ACCOUNTING POLICIES - CONTINUED

TRADEMARK COSTS:

         Costs in connection with filing and developing trademarks are being capitalized. Once the trademark approval is obtained, the Company amortizes such costs over a life of 3 years. Upon the abandonment of a trademark application, all prior costs are expensed.

ORGANIZATION COSTS:

         Organization costs were capitalized and are being amortized over a five year period.

RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs are expensed in the year incurred.

LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         The loss per common share for the years 1996 and 1995 were computed by dividing net loss by the weighted average number of common shares outstanding during such periods. Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

NOTE 2 - LIQUIDITY AND BUSINESS RISKS

         The company currently has no sources of revenues and has incurred operating loss since inception. At November 30, 1996, the Company has an accumulated deficit of $2,573,361. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. The company expects to commence marketing of the Hygiene Guard /trademark/ product in the second quarter of 1997. Any delay in the implementation of this plan would adversely affect the Company's business, financial position and result of operations. In March, 1997, the Company received $200,000 from the sale of 800,000 options to purchase its common stock at $2.50 per share. These options are valid for a period of two years. Exercise of these options would result in a cash infusion of $2,000,000 to the Company. Stock issued will be subject to Rule 144 restrictions.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 3 - ACQUISITIONS

         In October 1996, the Company acquired 100% of the common stock of Pressure Point Technologies, Inc., in a transaction accounted for under the purchase method. The company issued 25,000 shares of common stock in consideration for the stock acquired. Pressure Point Technologies was incorporated in Michigan in 1996 and the assets of the company consisted primarily of the technology for a battery less remote control for which a patent has been applied for. The Net/Tech International stock issued was valued at $1 which was less than the prevailing quoted market price at the time of the agreement due to limitations on the subsequent sale of the stock issued. The acquisition cost of $25,000 was allocated to patents and will be amortized if the patents are approved.

NOTE 4 - CONVERSION OF DEBT TO AFFILIATE

         Beginning in April 1994, the Company borrowed capital for operations from its affiliate CRYO-CELL International, Inc. The amounts borrowed were in the form of convertible notes due on demand at an interest rate of 10% per annum. The notes were convertible into the common stock of Net/Tech International, Inc. at CRYO-CELL's discretion. All of the Company's patent rights were assigned to CRYO-CELL as collateral for the notes.

         On November 1, 1995, both boards of directors of the respective companies resolved to convert the notes into shares of restricted common stock valued by the Company at $1. The Company issued 517,211 shares which satisfied $52,386 in accrued interest and the remaining $464,825 principal amount due.

NOTE 5 - ACCRUED EXPENSES

         At November 30, accrued expenses consisted of:

                                                            1996         1995
                                                            ----         ----
         Legal and accounting                             $     0      $      0
         Consultants and patent costs                     $     0      $  2,500
         Accrued Interest                                 $     0      $ 45,530
         General Expenses                                 $ 4,625      $  2,300
                                                          -------      --------
                                                          $ 4,625      $ 50,330
                                                          =======      ========

NOTE 6 - PATENTS

         Patents have been granted on the Hygiene Guard /REGISTERED TRADEMARK/ and water dispersible technology. Additional patents have been applied for relating to the water dispersibility technology.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 6 - PATENTS - CONTINUED

         The patent applications and rights were assigned by the co-inventors to the Company. The assignments included rights to all related developments, modifications and improvements. In consideration of the assignments each of the co-inventors received 100,000 shares of common stock of the Company, valued at $1,000, which approximates costs incurred by the co-inventors. The patent rights were capitalized and recorded as an asset.

NOTE 7 - WARRANTS

         The Company issued 160,000 shares with detachable Class A warrants at $1.00 per share prior to the public offering. The IPO consisted of 149,110 shares with detachable Class A warrants exercisable at $7.50 per share. In addition, the Company issued 55,790 shares with detachable Class A warrants exercisable at $2.33 per share (conversion price) for the $130,000 convertible note. All of the Class A warrants are exercisable to purchase one share of common and one Class B warrant. The Class B warrant is exercisable to purchase one share of common stock.

         Both warrants are redeemable by the Company at any time upon thirty days notice at $.05 per warrant not to exceed a period of two years on Class A warrant from the date of issuance and three years on Class B warrants from the date of issuance. The Company may redeem all of each class of warrants if the average closing bid for the stock for twenty consecutive trading days is greater than or equal to $10 for Class A warrants and greater than or equal to $14 for Class B warrants. The redemption by the Company must be within thirty days.

         Class A warrants issued prior to the public offering originally could be exercised at $2 per share and Class B warrants at $2.69 per share. Class A warrants issued in the public offering can be exercised at $7.50 per share and Class B warrants at $10 per share. Class A warrants issued from the conversion of the note could have been exercised at $4.66 per share and Class B warrants at $6.20 per share. All of the common stock issued prior to the public offering from the convertible loan are subject to Rule 144 under the Securities Act of 1933, restricting the sale of stock.

         The expiration dates on the Class A and Class B warrants issued prior to the public offering and issued with the convertible note were extended to November 30, 1996 and the price of said warrants was reduced to $1.25 per share. 149,874 of these shares were exercised and the remaining warrants expired. The expiration dated of the Class A and Class B warrants issued in the public offering, exercisable at a price of $7.50 and $10 respectively have been extended to August 27, 1997.

         All other warrants issued by the Company have expired.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 7 - WARRANTS - CONTINUED

         The following table summarizes the Company's outstanding warrants at November 30:

                                                 1996                  1995
                                                 ----                  ----
                                                            WARRANTS
                                                            --------
                                              A         B          A            B
                                           -------   -------  ----------   -----------
Warrants outstanding and exercisable at
the beginning of year (number of shares)   296,167   53,730      296,167        53,370

Exercised                                  149,874        0            0             0
Terminated                                  30,413   20,500            0             0

Warrants outstanding and
exercisable at the end of year             115,880   33,230      296,167        53,370

Price range of outstanding warrants
(n/m-no market)                            $  7.50   $10.00   $2 - $7.50   $2.69 - $10

NOTE 8 - OPTIONS

         The following table summarizes the Company's outstanding options at November 30:

                                                          1996           1995
                                                          ----           ----
Options outstanding and exercisable at the
beginning of the year (number of shares)                  243,000       290,500

Options Granted - Employee                                110,000
Options Granted - Non-employee                             26,000

Terminated - Non-employee (Exercise price $2.50)                         30,000
Terminated - Non-employee (Exercise price $9.00)                         10,000
Terminated - Non-employee (Exercise price $2.50)                          7,500
Terminated - Non-employee (Exercise price $2.50)          200,000
Terminated - Non-employee (Exercise price $5.00)            3,000
Terminated - Employee (Exercise price $2.75)               25,000
Options outstanding and exercisable at the
         end of year (# of shares)                        151,000       243,000

Price range of outstanding options (n/m - no market)        n/m           n/m

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996


NOTE 8 - OPTIONS - CONTINUED

         For outstanding shares under option at November 30, 1996, option prices range from $0.25 to $2.00 per share. A total of 1,000 options are currently exercisable at a price of $0.25. The expiration dates for these options range from 5/98 to 3/99.

NOTE 9 - STOCKHOLDERS' EQUITY

         Other stock reserved for future issuance is as follows:

DESCRIPTION                                   NUMBER OF SHARES     EXPIRATION
-----------                                   ----------------     ----------
Reserve for maximum potential exercise of
         public warrants                         149,110              8/97

Reserve for options granted for non-employee      15,000              11/98

Reserve for granted employee options             200,000              11/98

----------
         *250,000 shares of the Company's stock has been put into reserve for an Employee Stock Option Plan (the Plan). Employee Options granted under the Plan are exercisable at 100% of the current market price and have a term of five years from the date of grant. The option immediately terminate on the employee's termination or in the case of permanent and total disability, the options are exercisable for a period of 30 days after termination.


NOTE 10 - RELATED PARTY TRANSACTIONS

CRYO-CELL International, Inc. owns 35.8% of the Company's issued and outstanding stock.

For the fiscal year 1996, common expenses between Net/Tech and CRYO--CELL have ceased. In prior years, the companies shared expenses were allocated based on management's discretion of usage.

NOTE 11 - SERVICES CONTRIBUTED

a) In 1990, promotional services were provided by an independent contractor in consideration for 25,000 shares of the Company's common stock. The Company had negotiated the fair value of the promotional services rendered under the terms of the agreement to be $250. The Company has recorded the shares issued at the fair market value of the service and expensed the promotion fees.

b) In 1990, organization costs were provided by an independent contractor in consideration for 100,000 shares of the Company's common stock. The Company had been billed $1,000 and determined the fair value of the costs incurred to be $1,000. The Company had recorded the shares issued at the fair market value of the costs and capitalized the organization costs (see Note 1).

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996


NOTE 11 - SERVICES CONTRIBUTED - CONTINUED

c) In 1993, a company was issued 2,000 shares of common stock at $4.00 per share for promotional services.

NOTE 12 - CONVERTIBLE LOANS

         In May and June, 1991, the Company entered into convertible loan agreements totaling $130,000 with nine individuals unaffiliated with the Company. Each agreement stipulated that the individuals have the choice of being repaid with interest at two percent over prime or converting the loan into restricted common stock at one-third the per share price established in the Company's Initial Public Offering of $7.00.

         As of April 1992, all participants had converted their loan values at $2.33 per unit into 55,790 shares of restricted common stock and warrants.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office space in Red Bank, New Jersey. The lease term is from September 5, 1996 to August 31, 1998. The base rent is $21,000 per annum plus a provision for an increase based upon the landlord's increase in real estate taxes. The lease also contains three one year renewal options. Total rent expense for the year amounted to $2,833 and $23,000 for the years ended November 30, 1996 and 1995 respectively.

The Company has entered into a contract with a manufacturer for the engineering, development, implementation and documentation of its principal product. The contract which is expected to be completed in fiscal year 1997 is in the amount of $65,000. As of November 30, 1996, the Company has advanced $20,000 to the manufacturer.

In March 1996, the Company appointed a new president and, accordingly, an employment contract was signed.

NOTE 14 - INCOME TAXES

No provisions for income taxes was recorded for the two years ended November 30, 1996 and 1995 due to net operating losses incurred. Net operating loss carry forwards for U.S. tax purposes of approximately $2,500,000 expire from 2005 through 2011.

The company's gross deferred tax assets of $1,007,000 and $928,000 at November 30, 1996 and 1995, respectively, represent primarily the tax effect of net operating loss carry forwards. A full valuation allowance has been established with regard to the gross deferred tax assets.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 15 - CAPITAL LEASES

The Company leases certain equipment under a capital lease. Leased property under capital leases include:

                                     1996          1995
                                     ----          ----
Equipment                           $4,551         ----

At November 30, 1996 the future minimum lease payments required under capital leases are as follows:

November 30, 1997                                 $1,913
November 30, 1998                                  1,913
November 30, 1999                                  1,754
                                                  ------

                                                   5,580
Less: imputed interest                             1,029
                                                  ------

Present value of minimum
lease payments                                    $4,551
                                                  ======

NOTE 16 - INITIAL PUBLIC OFFERING

         In January 1992, the Company successfully completed its initial public offering in which the Company raised $1,043,770 from the sale of 149,110 units at $7.00 per unit. After expenses, this resulted in a cash flow to the Company of approximately $885,000.

NOTE 17 - "HYGIENE GUARD /REGISTERED TRADEMARK/" SALE

         The purchase, production, testing and distribution agreement (described below) will only be relevant once a production ready unit has been completed

VALGENE ASSOCIATES

         On August 6, 1992, Net/Tech signed a letter of intent for the purchase of the Company's first production prototype "Hygiene Guard" sanitary monitoring unit with Valgene Associates, an Oklahoma City based restaurant group. The group operates 10 full-service restaurants.

         The agreement provides for Valgene to purchase and test a "Hygiene Guard" unit under actual working conditions in one of their restaurants. Once it is confirmed that the unit is functioning as intended, Valgene intensto order 9 additional units for installation in each of its operating restaurants and any new restaurant opened in the future.

         Thereafter, once Valgene has met these conditions, Net/Tech has agreed to grant their request for exlucsive distributorship rights for Oklahoma, Texas and Arkansas under the following terms:

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 17 - "HYGIENE GUARD/REGISTERED TRADEMARK/" SALE

         (a) Minimum purchase and sales levels must be achieved in each of the above states in order to retain exclusivity.

         (b) Even if the purchase and sales levels are achieved, Net/Tech has the right to withdraw the exclusive distributorship at any time in exchange for an option for Valgene to purchase 10,000 shares of Net/Tech stock. The exercise price of the option would be 1/2 the average between the "bid" and "ask" price on the day distributorship rights were reclaimed. Shares subject to the option would have to be held pursuant to the Rule 144 holding period after exercise.

         The Company maintains communications with Valgene by providing them with status reports on progress towards the completion of the unit. At this time, the terms of the agreement will be implemented.

HUMAN SERVICES RISK MANAGEMENT, INC. (HSRM), A DIVISION OF CHILD, INC.

         On May 28, 1993 the Company signed an exclusive licensing agreement with HSRM to test and market the Hygiene Guard unit to child care centers, children's day car facilities, Head Start Programs and schools.

         HSRM agrees to purchase one unit for testing. They will use their best efforts to encourage the operators in their field to purchase the Hygiene Guard as well as eliciting the insurance companies to provide a discounted premium to centers which install the Hygiene Guard.

         The Company will pay a 15% commission to HSRM on all Hygiene Guard sales. The agreement will continue in force for 10 years and HSRM will continue to have exclusivity if they sell over 300 units during the first two years.

         There was no activity during 1996 for either of the above agreements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                          1ST            2ND            3RD           4TH
1996                    QUARTER        QUARTER        QUARTER       QUARTER
----                   ----------     ----------     ----------    ----------

Net Loss               $   16,212     $   16,417     $   53,413    $  112,199
                       ==========     ==========     ==========    ==========

Loss per Share         $        0     $        0     $      .01    $      .02
                       ==========     ==========     ==========    ==========

Shares used in
Computation             4,860,806      5,521,925      5,565,753     5,697,212
                       ==========     ==========     ==========    ==========

                          1ST            2ND            3RD           4TH
1995                    QUARTER        QUARTER        QUARTER       QUARTER
----                   ----------     ----------     ----------    ----------

Net Loss               $   62,486     $   50,542     $   39,688    $   82,792
                       ==========     ==========     ==========    ==========

Loss per Share         $      .01     $      .01     $      .01    $      .02
                       ==========     ==========     ==========    ==========

Shares used in
Computation             4,853,127      4,853,605      4,855,127     4,855,127
                       ==========     ==========     ==========    ==========

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Directors and Executive Officers

      The directors and executive officers of the Company are as follows:

NAME                             AGE            POSITION WITH THE COMPANY
----                             ---            -------------------------

Frederick Wilhelm*               66             Chairman of the Board

Glenn E. Cohen*                  35             Director, President and Chief
                                                Operating Officer

Daniel D. Richard*               66             Director

Brian K. Burke                   50             Secretary, Treasurer and
                                                Chief Financial Officer

----------------
* Members of executive Committee

      All directors hold office until the next annual meeting of stockholders or until their successors are elected. No compensation to members of the Board of Directors is paid for their services. Officer serve at the discretion of the Board.

      The issuer does not have a class of equity securities registered to
Section 12 of the Exchange Act and thus does not have to comply with Section 16(a) of the Exchange Act.

FREDERICK WILHELM

      Mr. Frederick Wilhelm was the Chairman of the Board of Directors of Buffalo Scale and Supply, Inc. a distributor of scales until his retirement. He was President of the company from 1976 to 1989. Mr. Wilhelm is also a Director of CRYO-CELL International, Inc.

GLENN E. COHEN

      Mr. Glenn E. Cohen serves as President and Chief Operating Officer. Mr. Cohen is a graduate of Boston University, with a Bachelor of Business Administration and Marketing. He is also a graduate of California Western School of Law. Mr. Cohen is licensed to practice law in New Jersey since 1986. Mr. Cohen's expertise is in the area of sales and marketing. From 1986-1996, Mr. Cohen was vice-president of Cohen/Schatz Associates, Inc., a land brokerage company in New Jersey, where he was responsible for over $200 million in sales.

DANIEL D. RICHARD

      Mr. Daniel D. Richard, a co-founder of the Company, has served as Chairman and CEO of CRYO-CELL International, Inc. since its inception in September 1989. Currently and for the past eleven years, he has been the co-owner with his wife, Marie E. Richard, of the Chain Lane Food Emporium located in a New Jersey resort area and during the six year period from 1980-1986, Mr. Richard served voluntarily as co-coordinator and director of the S.M.A.R.T. program, responsible for culinary training of former substance abusers under contract with the New Jersey Department of Health. In 1986, he was co-founder of Marrow-Tech, Inc. a publicly traded company engaged in the field of cellular replication. Prior to that for over 25 years, Mr. Richard was President of Daniel Richard Consultants, Inc. During that time frame, his organization was responsible for setting up restaurant marketing programs in over 40 cities.

BRIAN K. BURKE

      Mr. Brian Burke serves as Chief Financial Officer. Mr. Burke is a graduate of the Harvard Business School with a Masters of Business Administration in Finance and a Bachelor of Science from Florida State University. Prior to joining the Company, Mr. Burke was a financial/management consultant with Bio-Informatics in Clearwater, Florida, with a specialization in healthcare. Prior to that he was Manager of Internal Reporting with Rohm and Haas Company headquartered in Philadelphia.

ITEM 10. EXECUTIVE COMPENSATION

      Set forth below is a Summary Compensation Table relating to the Chief Executive Officer. No executive officer of the Registrant received a total annual salary exceeding $100,000.

NAME AND PRINCIPLE POSITION       YEAR(1)COMPENSATION   SALARY     BONUS   OTHER
---------------------------       -------------------   --------   -----   -----

Joseph Knauer (CEO)               1994                  $  8.077   -       -
Robert Fenno (President)          1994                  $ 77,885   -       -
                                  1995                  $ 11,250   -       -
Glenn Cohen (President & COO)     1996                  $ 25,000   -       -

      Mr. Joseph Knauer entered into an employment agreement with the Company for a term ending December 31, 1993 at which point he retired. Pursuant to this agreement, Mr. Knauer received an annual salary of $60,000 in the first year, increasing to $70,000 in the second year. In addition, Mr. Knauer was granted an option to purchase 200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The options, which expired December 31, 1996, could have been exercised any time within that five year period and were subject to the Rule 144 holding period after exercise.

      Mr. Robert Fenno joined the Company as of January 11, 1994, pursuant to an employment contract with a term of one year. Mr. Fenno received a salary of $90,000 and was granted 50,000 options with an exercise price of $2.50. Mr. Fenno's contract was not renewed and his employment was terminated as of January 11, 1995.

      Mr. Glenn E. Cohen had entered into an employment agreement for a term of five years beginning on January 31, 1996. Pursuant to this agreement, Mr. Cohen's salary for 1996 was $25,000 per annum. Beginning January 1997, Mr. Cohen's base salary increased to $100,000 per annum. Mr. Cohen shall also have a potential bonus income dependent on Net/Tech's profitability.

      In addition, Mr. Cohen was granted 100,000 options to purchase company stock at $0.50 per share. The options, which expire January 3, 1999, may be exercised any time within the 3 year period and are subject to the Rule 144 holding period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of January 31, 1997 certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all officers and directors of the Company as a group:

                                    AMOUNT AND NATURE OF STOCK
NAME                                BENEFICIALLY OWNED AS OF    PERCENT OF CLASS
----                                --------------------------  ----------------

CRYO-CELL International, Inc.*(1)            2,037,929                35.77%
Daniel D. Richard*(2)                        2,285,429                40.11%
Marie E. Richard *                             246,000                 4.31%
Frederick S. Wilhelm*(2)                     2,087,929                 5.26%
Glenn E. Cohen(3)                              300,000                 5.26%
Brian K. Burke(2)(4)                         2,047,929                35.94%
All officers and directors
    as a group (4 persons)                   2,545,429                44.67%
------------------
      * All addresses for the persons listed are 604 Packard Court, Safety Harbor, FL 34695

(1)   Includes 2.,037,929 shares owned by CRYO-CELL.

(2) Includes 2,037,929 shares held directly by CRYO-CELL. Shares held by CRYO-CELL may be deemed beneficially owned by this individual in his capacity as an officer and/or director of CRYO-CELL.

(3)   Includes 200,000 options to purchase the Common Stock of Net/Tech.

(4)   Includes 10,000 options to purchase the Common Stock of Net/Tech.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH PROMOTERS

      The Company was founded by Messrs. Hermann Knippscheer, Roger Kolsky and Joseph Meckel, who each purchase 100,000 shares at $0.01 each. In addition, Frederick Wilhelm received 100,000 shares for organizational costs relating to the Company. Daniel Richard received 100,000 shares for assigning his rights to the Steril-Eze concept. The inventor, William Hale, received his 100,000 shares for assignment of the technology and all future developments.

      Shortly after formulation of the Company, CRYO-CELL was issued 2,198,750 shares for a consideration of $.01 per share, which amount was to represent 50% of the outstanding shares. Inasmuch as management of this company and several of the founders were affiliated with CRYO-CELL International, Inc., each CRYO-CELL shareholder received an entitlement to purchase shares of this Company at the same $.01 per share as the founders. All CRYO-CELL shareholders, which include officers and directors of this Company, exercised this right and purchased one share of the Company for each two CRYO-CELL shares they owned and as a result, 1,438,750 shares were purchased.

      During 1994 and 1995, the Company borrowed $446,275 from CRYO-CELL to fund its ongoing but limited operations. These loans were made on convertible notes due on demand and convertible to common stock at the discretion of CRYO-CELL. The loan was converted to common stock in 1996.

      CRYO-CELL International, Inc. owns 35.8% of the Company's issued and outstanding common stock.

LIST OF PARENTS

      CRYO-CELL International, Inc., Daniel D. Richard, and Frederick C.S. Wilhelm, may be deemed a parent of Net/Tech through their combined ownership of Net/Tech Common Stock directly or their indirect ownership by CRYO-CELL of Net/Tech and their relationship as officers and/or directors of CRYO-CELL.

      The individual ownership of the persons named above may be found in item 11 of this report.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                   3.1   Certificate of Incorporation
                   3.2   By-Laws (1)
                   4.1   Underwriter's Option (1)
                  10.2   Agreement with CRYO-CELL (1)
                  10.3   Long term Scientific Consultation Contract dated
                         February 11, 1992 between the Company and Dr. Charles
                         L. Beatty and Polymer Products and Services Co.,
                         including assignment of all patent rights by
                         Consultant (2)
                  10.4   Agreement with Valgene Associates, Dated August 6,
                         1992 (3)
                  10.41  Agreement with Human Services Risk Management, Inc.
                         dated May 28, 1993 (3)
                  10.5   Employment Agreement dated June 17, 1991 between the
                         Company and Joseph Knauer (2)
                  10.51  Employment Agreement dated December 28, 1993 between the Company and Robert Anthony Fenno (3)
                  10.6   Convertible Note to CRYO-CELL International, Inc. dated
                         November 30, 1994 (3)
                  10.7   Convertible note to CRYO-CELL International, Inc. dated
                         November 30, 1995 (4)
                  10.8   Agreement with Pressure Point Technologies, dated
                         Oct. 29, 1996
                  10.9   Agreement with Stainless Design Corporation, dated
                         April 4, 1996 for Phase I development of Hygiene Guard
                  10.10  Agreement with Stainless Design Corporation, dated
                         Oct. 31, 1996 for Phase II development of Hygiene Guard
                  10.11  Employment Agreement between the Company and
                         Glenn E. Cohen
                  21     List of Subsidiaries
                  27     Financial Data Schedule (for SEC use only)

             (b)    Reports on Form 8 - K
                     No reports on Form 8 - K were filed during the last quarter on the fiscal year ended November 30, 1996
------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33-36198).

(2) Incorporated by reference to the Company's Annual Report on Form 10 K for the year ended November 30, 1991.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1997.

                                          NET/TECH INTERNATIONAL, INC.


                                          By: /s/ FREDERICK WILHELM
                                              ---------------------
                                              Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 1997 by the following persons in the capacities indicated:


      /s/FREDERICK WILHELM                Chairman of the Board
      --------------------
      Frederick Wilhelm


      /s/BRIAN BURKE                      Secretary and Chief Financial Officer
      --------------
      Brian Burke

      /s/GLENN E. COHEN                   Director, President and
      -----------------                   Chief Operating Officer
      Glenn E. Cohen


      /s/DANIEL D. RICHARD                Director
      --------------------
      Daniel D. Richard