Form 10QSB
period 1997-02-28
NET TECH INTERNATIONAL INC
filed 1997-04-15
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended February 28, 1997.

         [ ] Transition report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934.
             For the transition period from             to
                                            ------------   -----------
         Commission File Number 33-36198

                          NET/TECH INTERNATIONAL, INC.
--------------------------------------------------------------------------------
         (Exact name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                             22-3038309
         ----------------------------              ----------------
         (State or other Jurisdiction              (I.R.S. Employer
          of Incorporation or                      Identification No.)
          Organization)

            1 WEST FRONT STREET, SUITE 30, RED BANK, NEW JERSEY 07701
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's phone number, including area code: (908) 345-1100

      --------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]                No  [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 1997, 5,700 ,799 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                          NET/TECH INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                       3

         Consolidated Statements of Operations                             5

         Consolidated Statements of Cash Flows                             6

         Notes to Consolidated Financial Statements                        8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          9

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  10

SIGNATURES                                                                11

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                                      FEBRUARY 28,  NOVEMBER 30,
                                                          1997        1996
                                                      (UNAUDITED)
                                                      -----------   ------------
CURRENT ASSETS
   Cash                                                  $ 73,802     $ 77,560
   Accounts Receivable                                          0            0
   Prepaid Expenses                                         6,080            0
                                                         --------     --------
            Total Current Assets                           79,882       77,560
                                                         --------     --------

FIXED ASSETS
   Furniture and Equipment                                 19,999       19,999

   Less: Accumulated Depreciation                           6,985        6,460
                                                         --------     --------
            Net Fixed Assets                               13,014       13,539
                                                         --------     --------
INTANGIBLE ASSETS
   Patent Application Costs (net of accumulated            63,321       64,352
    amortization of $10,455 and $9,424 respectively)
   Unamortized Organization Costs                              84           84
                                                         --------     --------
                                                           63,405       64,436
OTHER ASSETS
   Security Deposits                                       21,950       21,950
                                                         --------     --------

             TOTAL ASSETS                                $178,251     $177,485
                                                         ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        FEBRUARY 28,     NOVEMBER 30,
                                                            1997            1996
                                                        (UNAUDITED)
                                                        -----------      -----------
CURRENT LIABILITIES
   Accounts Payable                                     $     8,890      $    22,939
   Accrued Expenses and Interest                              3,582            4,625
   Obligations Under Capital Lease                            1,287            1,287
                                                        -----------      -----------
             Total Current Liabilities                       13,758           28,851

LONG TERM LIABILITIES                                             0                0

   Obligations Under Capital Lease                            2,961            3,264

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.01 par value; 20,000,000 and
      7,500,000 shares authorized; 5,755,212 and
      5,697,212 shares issued and outstanding,
      respectively                                           57,552           56,972
   Additional Paid-In Capital                             2,733,679        2,661,759
   Deficit Accumulated During the Development Stage      (2,629,699)      (2,573,361)
                                                        -----------      -----------

             Total Stockholders' Equity                     161,532          145,370
                                                        -----------      -----------
             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                    $   178,251      $   177,485
                                                        ===========      ===========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS


                                                  THREE MONTHS ENDED
                                            FEBRUARY 28,     FEBRUARY 29,
                                               1997              1996
                                            (UNAUDITED)      (UNAUDITED)
                                           ------------     ------------
Revenue                                           $0               $0

COSTS AND EXPENSES:
   General & Administrative Expenses          43,685            8,818
   Research and Development Expenses               0                0
   Legal and Professional Fees                11,097            5,358
   Depreciation                                  525            1,869
   Amortization of Intangibles                 1,031              167

OPERATING  LOSS                             ($56,338)        ($16,212)

OTHER (INCOME) AND EXPENSE:
   Interest (Income)                               0                0
                                          ----------       ----------
NET INCOME (LOSS)                           ($56,338)        ($16,212)

NET INCOME (LOSS) PER SHARE                   ($0.01)          ($0.00)
                                          ==========       ==========

Number of Shares Used In Computation       5,726,212        4,860,806
                                          ==========       ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                          FEBRUARY 28,   FEBRUARY 29,
                                                               1997          1996
                                                          (UNAUDITED)    (UNAUDITED)
                                                          ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                      ($ 56,338)     ($ 16,212)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES
            Depreciation                                        525          1,604
            Amortization of Intangible Assets                 1,031            167
            (Increase) Decrease in Prepaid Expenses          (6,080)           500
            Decrease in Security Deposits                         0            150
            Increase (Decrease) in Accounts Payable         (14,050)       (10,170)
            (Decrease) In Accrued Expenses & Interest        (1,043)       (50,330)
            Decrease in Other Current Assets                      0          4,500
                                                          ---------      ---------

            Total Adjustments                               (19,617)       (53,579)
                                                          ---------      ---------

NET CASH (USED IN)
   OPERATING ACTIVITIES                                     (75,955)       (69,791)
                                                          ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
      Patent & Trademark Application Costs                        0              0
      Purchase of Fixed Assets                                    0              0
                                                          ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES                   $       0      $       0

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments under capital lease                      (303)             0
   Sale of Common Stock                                      72,500        516,798
   (Decrease) in Convertible Notes Payable                        0       (446,275)
                                                          ---------      ---------

NET CASH PROVIDED BY                                         72,197         70,523
                                                          ---------      ---------
   FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (3,758)           733
                                                          ---------      ---------

   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR               77,559              0
                                                          ---------      ---------

   CASH AND CASH EQUIVALENTS END OF YEAR                  $  73,802      $     733
                                                          =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED
                                                      FEBRUARY 28,  FEBRUARY 29,
                                                          1997         1996
                                                      (UNAUDITED)   (UNAUDITED)
                                                      ------------  ------------

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                               $175        $  0
   Income Taxes                                           $  0        $  0



The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1 - FINANCIAL STATEMENTS

         The Balance Sheet as of February 28, 1997, the Statement of Operation for the three months ended February 28, 1997 and the Statement of Cash Flows for the three months ended February 28, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1996 annual report to shareholders. The results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results for the full year.

         In January, 1997, the Company received $72,500 from the sale of 58,000 shares of common stock. In March, 1997, subsequent to the balance sheet date, the Company received $200,000 from the sale of 800,000 options to purchase its common stock at $2.50 per share. These options are valid for a period of two years. Exercise of these options would result in a cash infusion of $2,000,000 to the Company. Stock issued will be subject to Rule 144 restrictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Since its inception on January 10, 1990, Net/Tech International, Inc. (the Company) has invested a substantial amount of its resources into the development of its water-dispersible technology and hygiene monitoring unit. This investment has been financed through both the private and public equity markets.

PLAN OF OPERATION

CASH REQUIREMENTS AND STATUS

         On February 28, 1997, the Company had a cash reserve of $73,802. In January, 1997, the Company received $72,500 from the sale of 58,000 shares of common stock.

         In March, 1997, the Company received $200,000 from the sale of 800,000 options to purchase its common stock at $2.50 per share. These options are valid for a period of two years. Exercise of these options would result in a cash infusion of $2,000,000 to the Company. Stock issued will be subject to Rule 144 restrictions.

         The Company believes that current cash reserves will fund operations for the current year.

PRODUCT DEVELOPMENT AND STRATEGIC PLANS

         On April 19, 1996, the Company entered into a contract with Stainless Design Corporation (SDC) for Phase I of the miniaturization and development of the production prototype for the Hygiene Guard(a) Hand Washing Monitoring System.

         On October 31, 1996, Net/Tech entered into a Phase II contract with SDC for the development of the Hygiene Guard(a) Hand Washing Monitoring System. Phase II shall complete the development through the production prototype stage. According to SDC management estimates the production prototype should be complete for Beta Product Test Site in the 2nd quarter of 1997.

         On October 24, 1996, the Company acquired Pressure Point Technologies, Inc. (PPT). The core technology of PPT is a batteryless remote control unit that can operate televisions and garage doors utilizing finger pressure.

         On November 25, 1996, Net/Tech obtained an option to purchase Stainless Design Corporation (SDC). SDC is a manufacturing and installer of gas and chemical delivery systems for the semi-conductor industry. SDC also is the manufacturer for the Hygiene Guard(a) Hand Washing Monitoring System. After thorough due diligence, it was determined that it was not in the best interests of the Company to exercise the option.

         No assurances can be made that the Company can identify any partners or consultants to continue development or successfully complete the development of its products or market them even if they are substantially completed. No assurance can be made that the Company will successfully complete any acquisition of other products or companies.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

             3.1    Certificate of Incorporation(1)
             3.2    By-Laws(1)

             -------------------
             (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-36198).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended February 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NET/TECH INTERNATIONAL, INC.

                                        /s/ GLENN E. COHEN
                                        ----------------------------
                                        Glenn E. Cohen
                                        President and Chief Operating Officer


                                        /s/ BRIAN K. BURKE
                                        ----------------------------
                                        Brian K. Burke
                                        Chief Financial Officer, Secretary
                                        and Treasurer

     Date:  April 15, 1997