Form 10QSB
period 1997-05-31
NET TECH INTERNATIONAL INC
filed 1997-07-15
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                   FORM 10-QSB

      (Mark One)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 31, 1997.

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the transition period from______to_____

      Commission File Number 33-36198

                          NET/TECH INTERNATIONAL, INC.
                          ----------------------------
      (Exact name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                 22-3038309
       ---------------------------                    -------------------
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

  -------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]                   No    [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 1997, 5,775 ,212 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).

                  Yes  [ ]                     No   [X]

                         NET/TECH INTERNATIONAL, INC.

                              TABLE OF CONTENTS

                                                                      PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                       3

      Consolidated Statements of Loss                                   5

      Consolidated Statements of Cash Flows                             6

      Notes to Consolidated Financial Statements                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               10


SIGNATURES                                                             11

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                            MAY 31,           NOVEMBER 30,
                                              1997               1996
                                          (UNAUDITED)
                                           -----------        ------------

CURRENT ASSETS
   Cash                                        103,715             $77,560
   Prepaid Expenses                              3,500                   0
                                           -----------        ------------

          Total Current Assets                 107,215              77,560
                                           -----------        ------------
FIXED ASSETS
   Furniture and Equipment                      56,222              19,999

   Less:   Accumulated Depreciation              7,510               6,460
                                           -----------        ------------
          Net Fixed Assets                      48,712              13,539
                                           -----------        ------------

INTANGIBLE ASSETS


   Patent Application Costs (net of             62,291              64,352
   accumulated amortization of $11,486 and
   $9,424 respectively) Unamortized
   Organization Costs                               84                  84
                                           -----------        ------------
                                                62,375              64,436

OTHER ASSETS
   Security Deposits                            21,950              21,950
                                           -----------        ------------

          TOTAL ASSETS                        $240,252            $177,485
                                           ===========        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             MAY 31,          NOVEMBER 30,
                                              1997               1996
                                           (UNAUDITED)
                                           -----------        ------------
CURRENT LIABILITIES
   Accounts Payable                             2,063             $22,939
   Accrued Expenses and Interest                6,403               4,625
   Obligations Under Capital Lease              1,287               1,287
                                           -----------        ------------

          Total Current Liabilities             9,753              28,851

LONG TERM LIABILITIES                               0                   0

   Obligations Under Capital Lease              2,646               3,264

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.01 par value; 20,000,000
      authorized; 5,775,212 and
      5,697,212 shares issued and
      outstanding, respectively                65,752              56,972
   Additional Paid-In Capital               2,950,479           2,661,759
   Deficit Accumulated During
   the Developmet Stage                    (2,788,378)         (2,573,361)
                                           -----------        ------------

          Total Stockholders' Equity          227,854             145,370
                                           -----------        ------------

          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY            $240,252            $177,485
                                           ===========        ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                        MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                         1997           1996           1997           1996
                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                      -----------    -----------    ------------   -----------
Revenue                               $         0    $         0    $         0    $         0

COSTS AND EXPENSES:
   General & Administrative Expense        96,509          6,002        140,195         14,820
   Legal and Professional Fees             60,614         10,107         71,711         15,465
   Depreciation                               525            308          1,049          2,177
   Amortization of Intangibles              1,031              0          2,062            167

OPERATING  LOSS                       ($  158,678)   ($   16,417)   ($  215,017)   ($   32,629)

OTHER (INCOME) AND EXPENSE:
   Interest (Income)                            0              0              0              0

                                      -----------    -----------    -----------    -----------
NET INCOME (LOSS)                     ($  158,678)   ($   16,417)   ($  215,017)   ($   32,629)

NET INCOME (LOSS) PER SHARE           ($     0.03)   ($     0.00)   ($     0.04)   ($     0.01)
                                      ===========    ===========    ===========    ===========

Number of Shares Used In Computation    5,855,417      5,521,925      5,727,498      5,193,991
                                      ===========    ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED
                                                      MAY 31,        MAY 31,
                                                       1997          1996
                                                    (UNAUDITED)   (UNAUDITED)
                                                    -----------   -----------

CASH FLOW FROM OPERATING ACTIVITIES                   ($234,504)   ($88,292.00)

CASH FLOW FROM INVESTING ACTIVITIES                    ($36,223)            $0

CASH FLOW FROM FINANCING ACTIVITIES                      296,882       164,882
                                                     -----------   ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      26,156        76,591
                                                     -----------   -----------
   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR            77,559             0
                                                     -----------   -----------
   CASH AND CASH EQUIVALENTS END OF YEAR                $103,715       $76,591
                                                     ===========   ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                                 $338            $0
   Income Taxes                                               $0            $0


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1

         FINANCIAL STATEMENTS


         The Balance Sheet as of May 31, 1997, the Statement of Operation for the six months ended May 31, 1997 and the Statement of Cash Flows for the six months ended May 31, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1996 annual report to shareholders. The results of operations for the period ended May 31, 1997 are not necessarily indicative of the operating results for the full year.

         In March 1997, the Company received $200,000 from the sale of 800,000 options to purchase its common stock at $2.50 per share. These options are valid for a period of two years. Exercise of these options would result in a cash infusion of $2,000,000 to the Company.

         In June, subsequent to the balance sheet date, the Company received a total of $480,000 from the sale of stock options and Common Stock. Of this total, $270,000 was raised from the sale of 1,080,000 options to purchase common stock at an exercise price of $2.50 per share. Exercise of these options would result in an additional cash infusion of $2,700,000 to the Company. All stock issued as a result will be subject to Rule 144 restrictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Net/Tech International, Inc.'s core technology is the patented Hygiene Guard Hand Washing Monitoring System. The Hygiene Guard is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

         Net/Tech designs and assembles hygiene, food safety and health care related monitoring and data acquisition systems. These systems provide accountability reporting and are designed to proactively satisfy regulatory requirements which relate to food and health safety.

         Net/Tech was incorporated in 1990 and has devoted a substantial portion of its resources to the research and development of it's patented technology. Net/Tech was conceived as "Network of Innovative Technology." The Company's mission is to develop innovative products and systems which incorporate the most up to date technology in order to solve industry specific problems, satisfy regulatory requirements and/or create new opportunities.

GENERAL

         Since the January 1996 appointment of Glenn E. Cohen as President and Chief Operating Officer, the Company has made significant progress towards the commercialization of the Hygiene Guard Hand Washing Monitoring System. During that time period, the Company has achieved the following milestones:

/bullet/ The Company has completed the design and development of it's prototype Hygiene Guard System, which was successfully tested on May 8, 1997.

/bullet/ The Company unveiled the Hygiene Guard System at the National Restaurant Show in Chicago in May, 1997. The Hygiene Guard received an overwhelming response resulting in tremendous media exposure both in the United States and Internationally. On May 20, the Hygiene Guard was the focus of a front page article in USA Today and a page one article in the Marketplace Section of the Wall Street Journal. The Associated Press also ran an article which was picked up by hundreds of newspapers world wide. In addition, the system was also featured on the Good Morning America Show and CNN News among other television media.

/bullet/ The Company has signed agreements for Beta Test Site locations for the Hygiene Guard System at the William Beaumont US Army Medical Center and the Tropicana Casino and Resort. Both Beta Test systems are scheduled to be installed in August 1997.

/bullet/ The Company has contracted an Infrared manufacturer to supply all necessary infrared components to complete an additional 12 prototype systems and as exclusive infrared supplier for production manufacturing. Also, the Company has contracted with Precision Flow Technologies to manage it's assembly facility, to be located in Saugerties, NY.

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         In March 1997, the Company received $200,000 from the sale of 800,000 options to purchase its common stock at $2.50 per share. These options are valid for a period of two years. Exercise of these options would result in a cash infusion of $2,000,000 to the Company. Stock issued will be subject to Rule 144 restrictions.

         In June 1997, the Company received a total of $480,000 from the sale of stock options and Common Stock. Of this total, $270,000 was raised from the sale of 1,080,000 options to purchase common stock at an exercise price of $2.50 per share. Exercise of these options would result in an additional cash infusion of $2,700,000 to the Company. All stock issued as a result will be subject to Rule 144 restrictions.

         The Company believes that the current cash resources will fund operation for the current year. Furthermore, the Company expects to receive an additional $900,000 from the sale of common stock during this fiscal year.

U.S. AND INTERNATIONAL MARKETING ACTIVITIES

         As a result of the National Restaurant Show and tremendous media attention, the Company has been approached by major food service and hygiene related companies both in the U.S. and abroad.

         The Company's immediate focus is the negotiation and finalizing of Joint Venture and Distributor relationships for the Hygiene Guard System.

         The Company is currently in negotiation for the expansion of marketing activities overseas. Discussions are underway with a firm interested in a joint marketing program for Europe and 5 major South American countries.

MANAGEMENT TEAM EXPANSION

         Mark Hersh was appointed to serve as the company's Vice President of Sales and Marketing. Prior to joining Net/Tech International, Inc., Mr. Hersh was President of Eden Classic Inc., where he developed and implemented a wholesale/retail marketing strategy and distribution network. Mr. Hersh is a graduate of the University of Florida with a concentration in International Marketing. Mr. Hersh recently presented, on behalf of the Company, at the Education Conference for the Association of Professionals in Infection Control
(APIC) and at the National Environmental Health Association Conference (NEHA).

         Wayne K. Spillner was contracted as Technology Consultant and assistant to the President. Mr. Spillner is a professional engineer and principal of Aspect Engineering. During his tenure in food service and sanitation industries, Mr. Spillner was a Technology Development Engineer for Proctor and Gamble and Director of Research and Development for Taco Bell, a division of PepsiCo. Mr. Spillner brings important industry specific knowledge and contacts necessary to ensure the Hygiene Guard System is user friendly and gains market acceptance. Mr. Spillner intends to present the Hygiene Guard System at the North American Association of Food Equipment Manufacturers (NAFEM) in September 1997.

FORWARD LOOKING STATEMENTS

         Statements wherein the terms "believes", "intends", or "expects" are intended to reflect "forward looking statements" of the Company. The information contained herein is subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements or paragraphs. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1   Certificate of Incorporation(1)
         3.2   By-Laws(1)
         27    Financial Data Schedule (EDGAR version only)

-------------------
        (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-36198).

      (b) Reports on Form 8-K.

          No reports on Form 8-K were filed since the last report.

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

                                    NET/TECH INTERNATIONAL, INC.

                                    /S/ GLENN E. COHEN
                                    ----------------------------
                                    Glenn E. Cohen
                                    President and Chief Operating Officer

                                    /S/ BRIAN K BURKE
                                    ----------------------------
                                    Brian K. Burke
                                    Chief Financial Officer, Secretary
                                    and Treasurer

   Date:  July 15, 1997

                                 EXHIBIT INDEX
EXHIBIT                                                                 PAGE
-------                                                                 -----
 27                              Financial Data Schedule