Form 10QSB
period 1997-08-31
NET TECH INTERNATIONAL INC
filed 1997-10-06
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

      (Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 31, 1997.

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from_____________ to ______________

      Commission File Number 33-36198

                         NET/TECH INTERNATIONAL, INC.
       ---------------------------------------------------------------
      (Exact name of Small Business Issuer as Specified in its Charter)

              DELAWARE                                 22-3038309
       --------------------------               ----------------------
      (State or other Jurisdiction                (I.R.S. Employer
       of Incorporation or                            Identification No.)
       Organization)

       1 WEST FRONT STREET, SUITE 30, RED BANK, NEW JERSEY          07701
      ---------------------------------------------------         ----------
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

            Yes  [X]                   No  [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 1997, 6,665,210 shares of $0.01 par value common stock were outstanding.

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

                          NET/TECH INTERNATIONAL, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                              AUGUST 31,         NOVEMBER 30,
                                                 1997               1996
                                             (UNAUDITED)
                                              ----------        -----------

CURRENT ASSETS

   Cash                                          717,794         $   77,560
   Note Receivable                               500,000                  0
   Prepaid Expenses                                    0                  0
                                              ----------         ----------

          Total Current Assets                 1,217,794             77,560
                                              ----------         ----------

FIXED ASSETS

   Furniture and Equipment                       257,593             19,999

   Less:  Accumulated Depreciation                 8,034              6,460
                                              ----------         ----------
          Net Fixed Assets                       249,559             13,539
                                              ----------         ----------

INTANGIBLE ASSETS

   Patent Application Costs (net of
   accumulated amortization of $12,517
   and $9,424 respectively)                       61,260             64,352


   Unamortized Organization Costs                     84                 84
                                              ----------         ----------
                                                  61,344             64,436

OTHER ASSETS

   Security Deposits                              24,278             21,950
                                              ----------         ----------


          TOTAL ASSETS                        $1,552,975         $  177,485
                                              ==========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             AUGUST 31,       NOVEMBER 30,
                                               1997              1996
                                            (UNAUDITED)
                                            -----------      -----------
CURRENT LIABILITIES

   Accounts Payable                              29,865      $    22,939
   Accrued Expenses and Interest                  9,518            4,625
   Obligations Under Capital Lease                  960            1,287
                                            -----------      -----------

          Total Current Liabilities              40,343           28,851

LONG TERM LIABILITIES                                 0                0

   Obligations Under Capital Lease                2,646            3,264

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.01 par value;
      20,000,000 authorized; 6,665,210
      and 5,697,212 shares issued and
      outstanding, respectively                  66,652           56,972

   Additional Paid-In Capital                 4,429,579        2,661,759
   Deficit Accumulated During the
      Development                            (2,986,245)      (2,573,361)
                                            -----------      -----------

          Total Stockholders' Equity          1,509,986          145,370
                                            -----------      -----------
          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY           $ 1,552,975      $   177,485
                                            ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS



                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           AUGUST 31,       AUGUST 31,        AUGUST 31,            AUGUST 31,
                                             1997              1996              1997                   1996
                                          (UNAUDITED)       (UNAUDITED)       (UNAUDITED)           (UNAUDITED)
                                          -----------       -----------       -----------           -----------

Revenue                                   $         0       $         0       $         0           $         0

COSTS AND EXPENSES:

   General & Administrative Expenses          140,906            38,914           281,101                54,308
   Research and Development Expenses                0                 0                 0                     0
   Legal and Professional Fees                 55,406            14,331           127,117                29,796
   Depreciation                                   525                 0             1,574                 1,603
   Amortization of Intangibles                  1,031               167             3,093                   335

OPERATING  LOSS                           ($  197,868)      ($   53,412)      ($  412,884)          ($   86,042)

OTHER (INCOME) AND EXPENSE:
   Interest (Income)                                0                 0                 0                     0
                                          -----------       -----------       -----------           -----------
NET INCOME (LOSS)                         ($  197,868)      ($   53,412)      ($  412,884)          ($   86,042)

NET INCOME (LOSS) PER SHARE               ($     0.03)      ($     0.01)      ($     0.07)          ($     0.02)
                                          ===========       ===========       ===========           ===========
Number of Shares Used In Computation        5,924,009         5,565,753         5,804,837             5,317,817
                                          ===========       ===========       ===========           ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                          August 31,        August 31,
                                                             1997              1996
                                                          (unaudited)       (unaudited)
                                                          -----------       ----------


NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (398,726)       (136,724)

NET CASH USED FOR INVESTING ACTIVITIES                    ($  237,594)      ($  6,280)

NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,276,555         428,474
                                                          -----------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              640,235         285,470
                                                          -----------       ---------
    CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                77,559               0
                                                          -----------       ---------

    CASH AND CASH EQUIVALENTS END OF YEAR                 $   717,794       $ 285,470
                                                          ===========       =========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:

   Interest                                               $       338       $       0
   Income Taxes                                           $         0       $       0


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1      FINANCIAL STATEMENTS

     The Balance Sheet as of August 31, 1997, the Statement of Operation for the nine months ended August 31, 1997 and the Statement of Cash Flows for the nine months ended August 31, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1996 annual report to shareholders. The results of operations for the period ended August 31, 1997 are not necessarily indicative of the operating results for the full year.

     In March 1997, the Company received $200,000 from the sale of 800,000 options to purchase its common stock at $2.50 per share. These options are valid for a period of two years. In August the Company received $525,000 from the exercise of 350,000 of these options at a reduced exercise price of $1.50. The remaining 450,000 options have a reduced exercise price of $2. Exercise of the balance of 450,000 options would result in a cash infusion of $900,000 to the Company.

     In June the Company received a total of $455,000 from the sale of stock options and Common Stock. Of this total, $270,000 was raised from the sale of 1,080,000 options to purchase common stock at an exercise price of $2.50 per share. Exercise of these options would result in an additional cash infusion of $2,700,000 to the Company.

     In August the Company received a $500,000 promissory note for the sale of Common Stock. In September, subsequent to the balance sheet date, the Company received $125,000 of that note with the balance to be received by the end of October.

     All stock issued as a result of the foregoing transactions is, or will be, subject to Rule 144 restrictions.

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

GENERAL

     Since the January 1996 appointment of Glenn E. Cohen as President and Chief Operating Officer, the Company has made significant progress towards the commercialization of the Hygiene Guard Hand Washing Monitoring System. During that time period, the Company has achieved the following milestones:

/bullet/ The Company unveiled the Hygiene Guard System at the National Restaurant Show in Chicago in May, 1997. The Hygiene Guard received an overwhelming response resulting in tremendous media exposure both in the United States and Internationally. On May 20, the Hygiene Guard was the focus of a front page article in USA Today and a page one article in the Marketplace Section of the Wall Street Journal. The Associated Press also ran an article which was picked up by hundreds of newspapers worldwide. In addition, the system was also featured on the Good Morning America Show and CNN News among other television media.

/bullet/ The Company has contracted an Infrared manufacturer to supply all necessary infrared components to complete an additional 12 prototype systems and as exclusive infrared supplier for production manufacturing. Also, Net/Tech has contracted with Precision Flow Technologies to manage it's assembly facility, located in Saugerties, NY.

/bullet/ On August 28, 1997 the Company installed the Hygiene Guard System at Tropicana Hotel and Casino in Atlantic City as the first End User Beta Test Site. The Company intends to incorporate the Tropicana feedback for software and network enhancements in order to prepare the system for production. As a result of this installation, the Company again received national media attention. The Company is scheduled to install the Hygiene Guard System at the William Beaumont U.S. Army Medical Center in El Paso, Texas, in November of this year.

/bullet/ The Company intends to place the remainder of its 12 production systems at strategic End User locations throughout the country during November 1997 -January 1998. This will provide additional field testing and end user feedback prior to full scale manufacturing.

/bullet/ The Company has received tremendous interest from potential End Users and Distributor/Joint Venture Partners throughout the U.S. and internationally.

/bullet/ Net/Tech International, Inc., has contracted the services of two industry leading marketing consultant professionals. Both have committed to selling the system to industry professionals with whom they have relationships for over 25 years. Ron Heagle and Associates represents 25 years of experience in the Sanitation Industry. As Vice President of National Accounts for Ecolab, Inc., Mr. Heagle serviced both the Food Service and Health Care Industries. C.J. (Chip) Johns and Associates represents over 25 years experience in food manufacturing as an owner of Prepared Foods which provided 9 of the top 12 fast food chains with meat related food products.

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     The cash balance at August 31, 1997 was $717,794. Recently there has been a cash infusion of $650,000 as detailed in the Notes to the Financial Statements. The Company also expects to receive an additional $375,000 in investment capital over the next sixty days. The Company believes the current cash position will fund the Company through fiscal 1998.

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

MANAGEMENT TEAM EXPANSION

VICE PRESIDENT - SALES

     In May 1997, Mark Hersh was appointed to serve as the company's Vice President of Sales and Marketing. Prior to joining Net/Tech International, Inc., Mr. Hersh was President of Eden Classic Inc., where he developed and implemented a wholesale/retail marketing strategy and distribution network. Mr. Hersh is a graduate of the University of Florida with a concentration in International Marketing. Mr. Hersh recently presented, on behalf of the Company, at the Education Conference for the Association of Professionals in Infection Control
(APIC) and at the National Environmental Health Association Conference (NEHA).

DIRECTOR OF MARKETING

     In August 1997 Christopher Rosica was appointed to serve as the company's Director of Marketing. He is responsible for public relations, marketing strategies and sales. Mr. Rosica's professional background is in the food service and healthcare industries. Mr. Rosica received his A.O.S. degree in Culinary Arts from Johnson & Wales University in Rhode Island and his B.S. in Hospitality Management from Florida International University. At Johnson & Wales, he was selected for culinary internship with Hyatt Hotels and offered a scholarship as an Associate Commercial fellow. His food and beverage background included managing two restaurants with 75,000 square feet of dining, entertainment and catering space for Restaurant Associates, Inc. and corporate food service management for Canteen Corporation. He also worked in south Florida with Mark Militello and Michael Chiarello, two of the country's finest chefs. When he left the hospitality field in 1990, he pursued a career in the insurance industry, where he worked as an Account Executive for Blue Cross Blue Shield and Delta Dental Plans of New Jersey, winning numerous awards for his sales abilities. He recently joined Net/Tech after working as Regional Sales Manager for Grinspec Consulting, the largest New Jersey Insurance broker/consultants in the public employer marketplace. At Grinspec he specialized in union negotiations and contracts, client relations, sales presentations and account management.

MARKETING CONSULTANT

      In June, Ron Heagle was contracted as a professional marketing consultant. Mr. Heagle has worked in the Hospitality Industry 25 years developing and implementing programs and strategies to help National Chains and Food Distributors with innovative products and systems. As VP National Accounts at Ecolab, Inc., Mr. Heagle developed relationships with decision makers at the largest hotels, restaurant chains and healthcare facilities. Mr. Heagle was responsible for the Global Accounts Program that moved Ecolab into worldwide presence meeting global customers needs. At the end of his tenure at

Ecolab, Mr. Heagle's division was responsible for $550 million in sales and $120 million in profits, annually.

MARKETING CONSULTANT

     In June, C.J. (Chip) Johns was contracted as a professional marketing consultant. Mr. Johns is a successful entrepreneur and business man with over 30 years experience in the food service industry. From 1969 to 1988 Mr. Johns owned Prepared Foods, a major meat related food processing plant. Under his direction, Prepared Foods became the largest producer of roast beef and ham to the fast food industry in the world. At the time of sale, the Company enjoyed the business of 9 out of the top 12 fast food chains in America. Mr. Johns kept Prepared Foods in this enviable position by being extremely aggressive in the field of sales and marketing. He also served as Chairman of the Board. Prepared Foods was purchased by International Multi-Foods, Inc. Mr. Johns currently owns and operates a large working cattle ranch in Southern New Mexico, where he lives with his wife and two children.

TECHNOLOGY CONSULTANT

     In June 1997, Wayne K. Spillner was contracted as Technology Consultant and assistant to the President. Mr. Spillner is a professional engineer and principal of Aspect Engineering. During his tenure in food service and sanitation industries, Mr. Spillner was a Technology Development Engineer for Proctor and Gamble and Director of Research and Development for Taco Bell, a division of PepsiCo. Mr. Spillner brings important industry specific knowledge and contacts necessary to ensure the Hygiene Guard System is user friendly and gains market acceptance. Mr. Spillner presented the Hygiene Guard System at the North American Association of Food Equipment Manufacturers (NAFEM) in September 1997.

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

                                    NET/TECH INTERNATIONAL, INC.


                                     /s/ GLENN E. COHEN
                                    -------------------------------------------
                                    Glenn E. Cohen
                                    President and Chief Operating Officer


                                     /s/ BRIAN K BURKE
                                    -------------------------------------------
                                    Brian K. Burke
                                    Chief Financial Officer, Secretary
                                    and Treasurer

Date: October 6, 1997