Form 10QSB/A
period 1997-08-31
NET TECH INTERNATIONAL INC
filed 1997-10-17
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB


         (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 31, 1997.

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the transition period from __________ to __________

         Commission File Number 33-36198

                          NET/TECH INTERNATIONAL, INC.
         -----------------------------------------------------------------
         (Exact name of Small Business Issuer as Specified in its Charter)

                     DELAWARE                       22-3038309
             ----------------------------      ---------------------
             (State or other Jurisdiction         (I.R.S. Employer
                 of Incorporation or             Identification No.)
                    Organization)

            1 WEST FRONT STREET, SUITE 30, RED BANK, NEW JERSEY 07701
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


         Issuer's phone number, including area code: (732) 345-1100


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report).

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

                          NET/TECH INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                       3

         Consolidated Statements of Loss                                   5

         Consolidated Statements of Cash Flows                             6

         Notes to Consolidated Financial Statements                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          8



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  13


SIGNATURES                                                                14

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                        AUGUST 31,  NOVEMBER 30,
                                                            1997       1996
                                                       (UNAUDITED)
                                                       -----------  ------------

CURRENT ASSETS
   Cash                                                   717,794   $   77,560
   Note Receivable                                        500,000            0
   Prepaid Expenses                                             0            0
                                                       ----------   ----------

              Total Current Assets                      1,217,794       77,560
                                                       ----------   ----------


FIXED ASSETS
   Furniture and Equipment                                257,593       19,999

   Less: Accumulated Depreciation                           8,034        6,460
                                                       ----------   ----------

              Net Fixed Assets                            249,559       13,539
                                                       ----------   ----------

INTANGIBLE ASSETS
   Patent Application Costs (net of accumulated            61,260       64,352
    amortization of $12,517 and $9,424 respectively)
   Unamortized Organization Costs                              84           84
                                                       ----------   ----------
                                                           61,344       64,436
OTHER ASSETS
   Security Deposits                                       24,278       21,950
                                                       ----------   ----------


              TOTAL ASSETS                             $1,552,975   $  177,485
                                                       ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       AUGUST 31,      NOVEMBER 30,
                                                          1997            1996
                                                      (UNAUDITED)
                                                      -----------      -----------
CURRENT LIABILITIES
   Accounts Payable                                        29,865      $    22,939
   Accrued Expenses and Interest                            9,518            4,625
   Obligations Under Capital Lease                            960            1,287
                                                      -----------      -----------

              Total Current Liabilities                    40,343           28,851

LONG TERM LIABILITIES


   Obligations Under Capital Lease                          2,646            3,264

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.01 par value; 20,000,000
      authorized; 6,665,210 and
      5,697,212 shares issued and outstanding,
      respectively                                         66,652           56,972
   Additional Paid-In Capital                           4,429,579        2,661,759
   Deficit Accumulated During the Development Stage    (2,986,245)      (2,573,361)
                                                      -----------      -----------

              Total Stockholders' Equity                1,509,986          145,370
                                                      -----------      -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                 $ 1,552,975      $   177,485
                                                      ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           --------------------------    --------------------------
                                                            AUGUST 31,      AUGUST 31,    AUGUST 31,     AUGUST 31,
                                                              1997            1996          1997           1996
                                                           (UNAUDITED)     (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
                                                           -----------     -----------   -----------    -----------
Revenue                                                    $         0    $         0    $         0    $         0

COSTS AND EXPENSES:
   General & Administrative Expenses                           140,906         38,914        281,101         54,308
   Research and Development Expenses                                 0              0              0              0
   Legal and Professional Fees                                  55,406         14,331        127,117         29,796
   Depreciation                                                    525              0          1,574          1,603
   Amortization of Intangibles                                   1,031            167          3,093            335

OPERATING  LOSS                                            ($  197,868)   ($   53,412)   ($  412,884)   ($   86,042)

OTHER (INCOME) AND EXPENSE:
   Interest (Income)                                                 0              0              0              0

                                                           -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                          ($  197,868)   ($   53,412)   ($  412,884)   ($   86,042)

NET INCOME (LOSS) PER SHARE                                ($     0.03)   ($     0.01)   ($     0.07)   ($     0.02)
                                                           ===========    ===========    ===========    ===========

Number of Shares Used In Computation                         5,924,009      5,565,753      5,804,837      5,317,817
   (Weighted average number of shares for the period)      ===========    ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                        -------------------------
                                                        AUGUST 31,     AUGUST 31,
                                                           1997           1996
                                                        (UNAUDITED)    (UNAUDITED)
                                                        -----------    -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      (398,726)      (136,724)

NET CASH USED FOR INVESTING ACTIVITIES                   ($237,594)       ($6,280)

NET CASH PROVIDED BY FINANCING ACTIVITIES                1,276,555        428,474
                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           640,235        285,470
                                                       -----------    -----------

   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR              77,559              0
                                                       -----------    -----------

   CASH AND CASH EQUIVALENTS END OF YEAR               $   717,794    $   285,470
                                                       ===========    ===========


Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                            $       338    $         0
   Income Taxes                                        $         0    $         0


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

         In June 1997, the Company received a total of $455,000 from the sale of stock options and Common Stock. Of this total, $270,000 was raised from the sale of 1,080,000 options to purchase common stock at an exercise price of $2.50 per share. Exercise of these options would result in an additional cash infusion of $2,700,000 to the Company.

         In August 1997, the Company received a $500,000 promissory note for the sale of Common Stock. In September, subsequent to the balance sheet date, the Company received $125,000 of that note with the balance to be received by the end of October.

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

/bullet/ The Company intends to place the remainder of its 12 production systems at strategic End User locations throughout the country during November 1997 - January 1998. This will provide additional field testing and end user feedback prior to full scale manufacturing.

/bullet/ The Company has received tremendous interest from potential End Users and Distributor/Joint Venture Partners throughout the U.S. and internationally.

/bullet/ Net/Tech International, Inc., has contracted the services of two industry leading marketing consultant professionals. Both have committed to selling the system to industry professionals with whom they have relationships for over 25 years. Ron Heagle and Associates represents 25 years of experience in the Sanitation Industry. As Vice President of National Accounts for Ecolab, Inc., Mr. Heagle serviced both the Food Service and Health Care Industries. C.J. (Chip) Johns and Associates represents over 30 years experience in food manufacturing as an owner of Prepared Foods which provided 9 of the top 12 fast food chains with meat related food products.

BENEFITS OF THE HYGIENE GUARD:

/bullet/ Makes customers aware of organization's concern and efforts /bullet/ Helps employers meet HACCP guidelines (Hazard Analysis and Critical
         Control Points)
/bullet/ Reduces exposure to public liability

/bullet/ Does not require employees to take additional steps (only to follow the law)
/bullet/ Addresses public health and safety issues

THE NEED

The following are sources, statistics and quotes which highlight the impact of food borne illness and the importance of hand washing.

1. "81 million food borne illnesses per year - 10,000 preventable deaths" Food and Drug Administration (FDA).

2. "One of the main reasons for the spread of food borne illness is unwashed hands." "To decrease hepatitis is as simple as washing your hands, it breaks the chain of infection." (Salt Lake City happens to have 7 times the national average of hepatitis A cases). Dr. Eileen Risk, Chief Epidemiologist Salt Lake City Health Department

3. "In hospitals, 2,000,000 people become ill and 80,000 die from infections they do not have upon entering the facility." ABC 20/20

4. "Hand washing is the single most important means of preventing infection". Dr. Trish Pearls of John Hopkins Hospital

      NOTE: Medical costs and productivity losses due to food borne illness are between $6.4 billion and $34.9 billion annually.

THE SOLUTION

The Hygiene Guard System monitors hand washing at any designated hand washing station(i.e. restroom, kitchens, food preparation and processing areas, medical facilities, etc.). Net/Tech's Hygiene Guard provides industry with a practical method to safeguard their customers and/or patients. This proven technological advancement potentially saves lives, breaks the chain of hand spread infections and prevents serious food borne illness outbreaks. The Hygiene Guard System is designed to proactively satisfy regulatory requirements which relate to food/health safety. The System can be used in food service/processing, health and child care industries, as well as in any environment where controlling the spread of infectious disease is a priority.

THE PURPOSE

The Hygiene Guard was designed to protect the health and welfare of customers, patients, employees and their families. The purpose of the Hygiene Guard System is to reduce hand spread illness and help control the spread of infectious disease. Recently, the implementation of HACCP (Hazard Analysis and Critical Control Points) was recommended in Food Code '97 for every food establishment in America. Hand washing and documentation is an integral part of all HACCP programs. The Hygiene Guard is a simple, effective, non-intrusive system designed to meet HACCP requirements and help prevent the spread of food borne illness. The Hygiene Guard can provide the medical community with affordable technology that can ensure every possible action had been taken to prevent the spread of infection.

HOW THE HYGIENE GUARD SYSTEM WORKS

The patented Hygiene Guard system is an active infrared hand washing monitoring and documentation system, which works in conjunction with the existing sink, soap dispenser and computer. This system records all hand washing activity at any sink or hand washing station. The Hygiene Guard software runs on Windows 95 or NT.

I THE EMPLOYEE BADGE: Each employee is issued a Hygiene Guard "Smart ------------------- Badge". This can be assigned individually or can be shared by workers on separate shifts. The Smart Badge is activated by an infrared transmitter called EMU, which is located in any potentially unsanitary area (i.e.: hospital room, restroom, break room, supply closet, food processing area, etc.). All hand washing activity, complete and incomplete, is documented on the Hygiene Guard software which is included with the purchase or lease of the system.

     BADGE TYPES:

     1. SMART BADGE: The standard badge is used by workers who do not come in contact with the public. Once an employee enters the potentially unsanitary room or area being monitored, this badge will flash amber for five minutes and red for an additional five (or until the employee washes their hands). This gives the worker ample time to initiate the hand washing process. The light on the badge turns green only after the employee satisfactorily completes the hand cleansing cycle.

     2. PUBLIC BADGE: This Smart Badge is worn by employees who come in contact with the public. When an EMU activates this badge it will beep every 45 seconds until the employee washes his/her hands. The person must wash their hands within ten minutes or an infraction will be recorded.

     3. TIME INTERVAL FEATURE: The standard Smart Badge and Public Badge programmed to beep on a regular basis to proactively initiate hand washing. The time interval can easily be programmed by the employer to fit their needs (e.g. every 45 minutes).

II. ENTRY/EXIT MONITORING UNIT (EMU): This unit is mounted to the ceiling or wall in any potentially unsanitary area and transmits an infrared signal to activate the standard or Public Smart Badge.

III. SINK MONITORING UNIT (SMU): This component talks with the Smart Badge and records all hand washing activity, complete or incomplete. The SMU will glow amber until the cycle is finished and will then turn green to let the employee know that sufficient time has lapsed. If the worker leaves the sink too quickly, the SMU will turn red.

     The Smart Badge and SMU are de-activated if the employee:
          uses the soap dispenser;
          stands in front of the sink for a pre-determined time period (e.g. 20 seconds);
          Initiates the flow of warm water (optional).

IV. SYSTEM CONTROLLER: The Hygiene Guard software can be loaded on the existing computer. It documents all hand washing occurrences (see attached sample report). EMU's and SMU's are wired to the interface, which is included with the basic system and connects to the existing computer.

NOTE: BADGES CAN ALSO BE USED AS NAMETAGS.

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

MANAGEMENT TEAM

PRESIDENT

         Mr. Glenn E. Cohen serves as President and Chief Operating Officer. Mr. Cohen is a graduate of Boston University, with a Bachelor of Business Administration and Marketing. He is also a graduate of California Western School of Law and has been licensed to practice law in New Jersey since 1986. From 1986-1996, Mr. Cohen was vice-president and General Counsel of Cohen/Schatz Associates, Inc., a land brokerage company in New Jersey, where he was responsible for over $200 million in annual sales.

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

DIRECTOR OF MARKETING

         In August 1997, Christopher Rosica was appointed to serve as the company's Director of Marketing. He is responsible for public relations, marketing strategies and sales. Mr. Rosica's professional background is in the food service and healthcare industries. Mr. Rosica received his A.O.S. degree in Culinary Arts from Johnson & Wales University in Rhode Island and his B.S. in Hospitality Management from Florida International University. At Johnson & Wales, he was selected for culinary internship with Hyatt Hotels and offered a scholarship as an Associate Commercial fellow. His food and beverage background included managing two restaurants with 75,000 square feet of dining, entertainment and catering space for Restaurant Associates, Inc. and corporate food service management for Canteen Corporation. He also worked in south Florida with Mark Militello and Michael Chiarello, two of the country's finest chefs. When he left the hospitality field in 1990, he pursued a career in the insurance industry, where he worked as an Account Executive for Blue Cross Blue Shield and Delta Dental Plans of New Jersey, winning numerous awards for his sales abilities. He recently joined Net/Tech after working as Regional Sales Manager for Grinspec Consulting, the largest New Jersey Insurance broker/consultants in the public employer marketplace. At Grinspec he specialized in union negotiations and contracts, client relations, sales presentations and account management.

MARKETING CONSULTANT

         In June 1997, Ron Heagle was contracted as a professional marketing consultant. Mr. Heagle has worked in the Hospitality Industry 25 years developing and implementing programs and strategies to help National Chains and Food Distributors with innovative products and systems. As VP National Accounts at Ecolab, Inc., Mr. Heagle developed relationships with decision makers at the largest hotels, restaurant chains and healthcare facilities. Mr. Heagle was responsible for the Global Accounts Program that moved Ecolab into worldwide presence meeting global customers needs. At the end of his tenure at

Ecolab, Mr. Heagle's division was responsible for $550 million in sales and $120 million in profits, annually.

MARKETING CONSULTANT

         In June 1997, C.J. (Chip) Johns was contracted as a professional marketing consultant. Mr. Johns is a successful entrepreneur and business man with over 30 years experience in the food service industry. From 1969 to 1988 Mr. Johns owned Prepared Foods, a major meat related food processing plant. Under his direction, Prepared Foods became the largest producer of roast beef and ham to the fast food industry in the world. At the time of sale, the Company enjoyed the business of 9 out of the top 12 fast food chains in America. Mr. Johns kept Prepared Foods in this enviable position by being extremely aggressive in the field of sales and marketing. He also served as Chairman of the Board. Prepared Foods was purchased by International Multi-Foods, Inc. Mr. Johns currently owns and operates a large working cattle ranch in Southern New Mexico, where he lives with his wife and two children.

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


                                   NET/TECH INTERNATIONAL, INC.

                                   /s/ GLENN E. COHEN
                                   ---------------------------
                                   Glenn E. Cohen
                                   President and Chief Operating Officer


                                   /s/ BRIAN K BURKE
                                   ---------------------------
                                   Brian K. Burke
                                   Chief Financial Officer, Secretary
                                   and Treasurer


Date: October 15, 1997