Form 10KSB
period 1997-11-30
NET TECH INTERNATIONAL INC
filed 1998-03-16
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.


             [X] Transition Report under Section 13 or 15(d) of the Securities
                 Exchange Act of 1934.


                  For the fiscal year ended November 30, 1997.


                         Commission File Number 33-36198


                          NET/TECH INTERNATIONAL, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its charter)


       DELAWARE                                                22-3038309
-------------------------------------                        ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization).                             Identification No.)


            1 WEST FRONT STREET, SUITE 30, RED BANK, NEW JERSEY 07701
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (732) 345-1100

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. [ ]

Issuer's Revenues for its most recent fiscal year:  $0.

As of January 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $13,202,823. The market value of Common Stock of the Issuer, par value $.01 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was 3.

The number of shares outstanding of the Issuer's Common Stock, par value $.01 per share, as of January 31, 1998: 6,824,210.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or about March 30, 1998.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF BUSINESS

      Net/Tech International Inc. (the "Company"), a Delaware Corporation, develops and distributes health and food safety products and solutions to the food manufacturing, food service and health care industries. Net/Tech's premier product is the patented Hygiene Guard/TM/, which prompts and monitors employee hand washing in any facility where hygiene is a priority. The Company's product line is designed to help satisfy federal, state and local health and food safety regulatory compliance.

      During 1997, the Company designed and manufactured Hygiene Guard/TM/ prototypes and began initial beta testing of the systems within the hospitality and healthcare industries. The Hygiene Guard/TM/ is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

      In May of 1997, the Company introduced the Hygiene Guard/TM/ system at the National Restaurant Association show, which resulted in national and international media attention including a segment on CNN. The Hygiene Guard was also featured in over 500 publications in both the United States and foreign newspapers and magazines.

      The Company is currently testing the Hygiene Guard/TM/ system at the Tropicana Hotel and Casino, Arby's fast food chain, William Beaumont Army Medical Center, and is scheduled to begin field tests at Kentucky Fried Chicken and a Nestle food manufacturing plant in March and April 1998 respectively. The field test on the Series 4000 Hygiene Guard are scheduled to be completed in April with simultaneous availability of production units. The Company is also engineering additional series of the Hygiene Guard/TM/ systems in order to be able to meet customer needs for different applications and price points.

      As a result of the Company's purchase in November 1997, of Hospitality Marketing & Purchasing Corporation (HMP) and the appointment of Ronald J. Heagle as President and Chief Operating Officer, the Company has expanded its plans and vision to become a complete health and food safety solutions company. The Company now plans to offer a variety of health and food safety products and services in addition to the proprietary Hygiene Guard technology.

      Net/Tech intends to offer the hospitality and health care industries the most innovative and affordable hand wash monitoring and hand washing systems in the marketplace. The Company is also developing a food and health safety reference guide and catalog, which will offer approximately 50 to 75 health and food safety products. The Company is currently negotiating with manufacturers to distribute these products in the Net/Tech catalog. Net/Tech's strategy is to become the leading provider for health and food safety solutions.

GENERAL DEVELOPMENT OF BUSINESS

      Net/Tech International was founded in 1990. Prior to April 1996, the Company was focused on commercializing its patented technology for water dispersible products. The Company developed a prototype of the water dispersible product, which was successfully tested by the US Military. At that time the product could not be produced cost effectively enough to be competitive with styrofoam. Net/Tech intends to renew activities in this field when management determines the timing and market conditions are appropriate.

      In April of 1996, the Company decided to focus its efforts on the Hygiene Guard, after identifying significant market potential for products relating to health and food safety. The Company believes that its established product base, experienced sales and marketing organization, growing network of manufacturers and distributors and rapidly growing concerns for health and food safety solutions, are critical elements of its potential for future success.

PRODUCTS

      The Company's premiere product is the patented Hygiene Guard/TM/, which prompts and monitors employee hand washing in any facility where hygiene is a priority. During the Hygiene Guard/TM/ field test process the Company has received feed back which has led to the design of a complete line of Hygiene Guard/TM/ products and systems.

      The Company was recently chosen as master distributor for the Food Fresh/TM/ line of products. The Food Fresh product line is used in walk in and reach in coolers to help lower their temperature and moisture levels, thereby reducing the levels of mold, mildew and bacteria growth. The reduction of moisture also helps the unit's compressors operate more cost efficiently and can help reduce slip and fall injuries. In addition, the Company is currently in negotiations to distribute a variety of innovative hand washing and food safety related products and systems.

      Through its comprehensive health and food safety catalog Net/Tech's products will help meet customers need for USDA, FDA and state health and food safety regulatory compliance.

      Currently the Company plans to offer approximately 50 to 75 products that are grouped into five categories:

            a. Reference and training solutions
            b. Personal hygiene
            c. Food safety and regulatory compliance
            d. Quality assurance
            e. General employee and public safety items

DISTRIBUTION

      The Company's 3-tier distribution strategy will include:

            1. Direct sales force
            2. International and domestic distributors
            3. Manufacture and licensing

      (1) Direct Sales Force: Net/Tech's direct sales effort will be focused by region and managed by six regional vice presidents. The Company plans to add two additional direct sales persons each quarter throughout the year 2000.

      (2) International and Domestic Distributors: The Company has identified strategic distributors in the United States and abroad, and is currently in negotiations with distributors in the food service and sanitation industries who have expressed strong interest in distributing the Hygiene Guard/TM/ and/or the Company's complete health and food safety line of products.

      (3) Manufacturers: Net/Tech intends to secure strategic alliances with key industry manufacturers in the food service equipment and sanitation industries which will allow the Company to penetrate a greater portion of our core marketplace. These companies will manufacture and distribute the Hygiene Guard/TM/ product line under their own name.

IMPACT OF REGULATORY ENVIRONMENT ON COMPANY GROWTH PROSPECTUS

      There are approximately 2.5 million retail food establishments throughout the United States. All of these businesses are regulated by state or local food codes. In order to assure the regulations have a basis in science and promote a unified code, the United States Public Health Service of the FDA produces a model Food Code for state and local adoption. Individual states and localities, (where applicable), adopt the model code largely by reference, adding provisions for enforcement procedures to reflect local statutes or ordinances. The Company's food safety experts have surveyed state and metropolitan regulatory authorities regarding their plans to adopt the Food Code. There is a consensus among regulatory authorities, and the Company's experts estimate that 37 states, and the majority of metropolitan areas, will have adopted the Food Code by the end of 1998. This accounts for over 83% or 2,075,000 retail establishments.

      Section 3--301.00 (A) and (B) of Food Code 1997 states that all food employees shall wash their hands in a specified manner (A) and (B) "Except when washing fruits and vegetables as specified under Section 3-302.15 or when otherwise approved, food employees may not contact exposed, ready to eat food, with their bare hands and shall use suitable utensils such as dell tissue, spatulas, tongs, single use gloves, or dispensing equipment."

      This regulation has been controversial because it precluded food employees from handling food with their bare hands unless approved. The standards are for "when otherwise approved" but were not defined and resulted in confusion.

      On November 14, 1997, as result of public input and FDA advice, the State of Florida adopted and published Regulation 61C-4.010 in the Florida Administrative Weekly defining "when otherwise approved". It is generally recognized as the basis for other state regulations currently in review, i.e. Ohio and Texas.

      Regulation 61C-4.010 allows operators to permit food employees to use direct bare hand contact with ready to eat food that will be eaten within four hours of preparation as long as the establishment:

          /BULLET/     Maintains a written operational plan
          /BULLET/     Trains food employees according to the plan
          /BULLET/     Monitors hand washing by electronic or paper based
                       methods
          /BULLET/     Excludes or restricts employees with specific acute
                       symptoms from handling food.

      The Net/Tech Hygiene Guard/TM/ system can be an integral component of a food safety solution-based system because it meets or exceeds retail food regulatory standards and subsequently can allow bare hand contact with ready to eat food.

MANUFACTURING

      The Company has contracted with both Infrared of New Jersey and Precision Flow Technologies to design and manufacture the complete Hygiene Guard/TM/ product line. Infrared of New Jersey designs and manufactures the infrared circuit boards and components, as well as the software which runs the Hygiene Guard/TM/ system. Precision Flow Technologies has designed all of the component enclosures and will be responsible for assembly and testing for production manufacturing.

      Net/Tech is currently in the design stage of additional Hygiene Guard/TM/ products and expects the continued involvement of both Infrared of New Jersey and Precision Flow Technologies throughout that process.

      The Company has recently hired an expert engineer, George Bucci, who will be responsible for ongoing review of the overall and specific component designs in an effort to maximize engineering and manufacturing efficiencies. Mr. Bucci's company can also provide manufacturing capabilities, if necessary.

PATENTS

      On April 30, 1990, the Company filed for US patent protection on the water-dispersible technology (No. 5,110,525, granted May 5, 1992), useful in manufacturing rigid containers for use in the medical and food industries. The inventors, William H. Hale and Roger E. Kolsky, have assigned the patent rights to the Company. Agricultural and process patent applications have been filed.

      On January 18, 1991, the Company filed for US patent protection on the Hygiene Guard/TM/ invention. A patent was granted on April 13, 1993 (No. 5,202,666). All patent rights have been assigned to the Company by the inventors, Daniel D. Richard and Herman Knippscheer. The Company intends to filed additional US and International patents for the different variations and applications of the Hygiene Guard systems it intends to manufacture.

      The Company was issued a patent (Patent No. 5,135,721, granted August 4,
1992) for a sterilization apparatus called Steril-Eze. All patent rights have been assigned by the inventor to the Company.

      The Company was issued a usage patent on the water-dispersible technology (Patent No. 5,335,449, granted August 9, 1994) for the agriculture market. All patent rights have been assigned by the inventor to the Company.

      Net/Tech was issued a process patent on the water-dispersible technology (Patent No. 5,346,449, granted September 13, 1994). This patent covers the process required to produce the material and the ability to vary dispersal times. All patent rights have been assigned by the inventors to the Company.

COMPETITION

      The Company has identified at least one other manufacturer of a hand wash monitoring system, and believes the unique Hygiene Guard/TM/ product line offers features and cost savings currently unavailable in the marketplace. Net/Tech will be adapting and updating the Hygiene Guard/TM/ products to meet the rapidly growing needs of the hospitality and health care industries.

      In order to offer the customer the most complete package of hand wash monitoring and hand wash systems, the Company is currently in discussion with other manufacturers to distribute their hand wash related products.

RESEARCH AND DEVELOPMENT

      The Company has spent approximately $391,939 in 1997 on research and development to prepare the Hygiene Guard Series 4000 for production and manufacturing. Ongoing engineering expenses are anticipated to complete design of additional Hygiene Guard series products.

EMPLOYEES

      In addition to marketing, technical, and financial relation consultants, the Company currently has eight full-time and two part-time employees. The Company plans to add two additional direct sales persons each quarter throughout the year 2000.

ITEM 2.      DESCRIPTION OF PROPERTY

      The Company's corporate office occupies approximately 3,300 square feet in Red Bank, New Jersey, with an annual rent of $47,724 and the Company has the ability to expand its current location to include an additional 1,500 square feet, if necessary. The current lease expires March 2001. The Company also leases research and development space as part of its design and manufacturing relationship with Precision Flow Technologies located in West Hurley, New York.

ITEM 3.      LEGAL PROCEEDINGS

NONE

ITEM 4.     SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ending November 30, 1997.

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


           1997                              HIGH BID        LOW BID
           ----                              --------        -------

       First Quarter                          2 3/4           2
       Second Quarter                         3 3/8           1 7/16
       Third Quarter                          3 3/16          1 3/4
       Fourth Quarter                         4               2 1/4

           1996
           ----

       First Quarter                          1                 1/4
       Second Quarter                         3 3/4             1/4
       Third Quarter                          3 3/4           1 3/4
       Fourth Quarter                         2 1/2           1 3/4


      (b) As of January 31, 1998, there were approximately 196 record holders of the Company's Common Stock. In addition, there are 250 shareholders in street name whose shares are held in the name of other nominees.

      (c) There have been no dividends declared or paid by the Company on its Common Stock during the past two years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information included in this discussion contains forward looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

      Net/Tech International Inc. is a development stage which is the process of positioning itself as a complete health and food safety solutions Company. The Company's primary products are its patented Hygiene Guard/TM/ series which prompts and monitors employee hand washing in any environment where hygiene is a priority. In the current year, the management team has made a concerted effort to utilize its financial resources to develop and promote the Hygiene Guard products.

      The Company made significant expenditures for research, development and related engineering costs during fiscal 1997 as compared to fiscal 1996. This reflected the Company's contract with the supplier of its printed circuit assembly components. These expenditures paid for working engineering model systems with a personal computer based system controller capable of remote access, field testing of the model systems, production of beta test and field testing units. The Company also incurred engineering costs with the company assembling the Hygiene

Guard/TM/ to develop the Badge to be worn by employees, the Soap and Employee Monitoring Units, the system interface, and the tooling charges to manufacture these products. These costs totaled $391,939 in fiscal 1997. In fiscal 1996, the Company was in a management transitional phase and the sole research and development expense consisted of $8,000 expended for an engineering feasibility study.

      Marketing, general and administrative expenses increased due to the expansion of staff as the Company added sales, marketing, and technical support staff in connection with the seven beta test sites in process or scheduled for installation in the first quarter of 1998 and numerous trade shows attended to promote the product. These beta test sites will provide full end-user feedback prior to the full-scale manufacturing planned to commence in fiscal 1998. The Company also incurred a $125,000 charge in November 1997 in connection with a stock for stock purchase of Hospitality Marketing and Purchasing Corporation owned by Ron Heagle. This transaction, along with Mr. Heagle's appointment as President and Chief Operating Officer, gives the company the ability to offer the Hygiene Guard along with other products and services to the contacts and accounts previously serviced by the officer in his position as Vice President of National Accounts for an international provider of sanitation products and service to the hospitality and chain restaurant industries.

      In addition, during fiscal 1997, the Company incurred costs for printing promotional brochures, travel to trade shows and memberships in numerous food processing and food sanitation associations, and costs related to establishing strategic alliances or licensing agreements with selected distributors which will allow these companies to offer the full range of the Company's health and food safety solutions to their customers. Fiscal 1996 costs consisted primarily of costs incurred in restructuring the Company, working to raise funds through various financing arrangements and the promotional, consulting and professional fee costs incurred.

      Abandonment of Patents: The Company sustained a loss in fiscal 1996 on the abandonment of patents and patent applications that it no longer deemed worthy of pursuing as the focus of the management shifted toward the Hygiene Guard.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has had no sources of recurring revenue and has incurred operating losses since inception. The Company has financed it operations with public and private offerings of securities and options. The Company anticipates its capital requirements to range from $3,000,000 to $9,000,000 depending on sales and production levels. The Company plans to enter the global market with a full line of products and systems for the health care and food service safety markets, continue research and development programs for new and improved products and systems, acquire existing businesses and form strategic alliances, expand sales, marketing and technical support staff and create awareness of the magnitude of food safety problems and their solutions.

      The Company had working capital of $770,079 as of November 30, 1997, the assets consisting primarily of cash equivalents of $832,502. Management believes that existing cash combined with various funding options will be sufficient to support operations until the planned commercialized operations of the Hygiene Guard/TM/ commence in fiscal 1998. The Company anticipates commercialization of its products and the offering to its client base of a Health and Food Safety Products catalog that is basic to the client's compliance with Government regulations.

      The Company is continuing to actively pursue funding options including the sale of additional options, equity or a secondary offering to obtain the additional funding necessary to continue the research and development necessary to complete the development of its product line and bring them to commercial markets. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

      During fiscal 1997, the Company raised capital of $1,322,750 through the issuance of 991,998 shares of common stock subject to the restrictions of Rule 144 of the Securities and Exchange Commission. The Company also raised $470,000 through sale of restricted options in its common stock. During fiscal 1996 the Company raised $225,407 through issuance of common stock and the exercise of stock warrants.

RISK FACTORS

      The Company's business, results of operations and financial condition are subject to the following risk factors:

LIMITED OPERATING HISTORY: SIGNIFICANT AND CONTINUING LOSSES. Although the Company was formed in 1990, as far as the development, manufacture and sale of the Hygiene Guard/TM/ product series is concerned, it has limited operational history upon which investors may base an evaluation of its performance or any assumption as to the likelihood that the Company will be profitable. The Company's prospects must be considered in light of the risks, expenses, delays, problems, and difficulties frequently encountered in the establishment of a new business and the development and commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate significant revenues or achieve profitability.

TECHNOLOGICAL FACTORS. The Company's development efforts relating to the Hygiene Guard/TM/ are substantially complete. However, the Company is continually seeking to refine and improve it and develop other new products necessary to become a complete resource for food and health safety. The Company's efforts remain subject to risks inherent in new product development, including unanticipated technical or other delays in product development or commercialization. The Company's success will depend on such products meeting targeted product costs and sales performance targets. There can be no assurance that unanticipated problems will arise with respect to technologies incorporated into products. In the event that the Company is required to remedy defects in its products after commercial introduction, the costs to the Company could be considerable and have an adverse effect on its financial condition.

MARKET ACCEPTANCE. The Company Hygiene Guard/TM/ has been well received by potential customers within the hospitality and healthcare industry. Although the Company is confident of receiving orders, as in the case of any emerging product, demand and market acceptance for newly introduced products is subject to a high level of uncertainty.

DEPENDENCE ON MANAGEMENT. The Company is dependent on the expertise and experience of Glenn Cohen, Chief Executive Officer and Ron Heagle, President and Chief Operating Officer for its operations. The loss of any of the Company's key management personnel could seriously inhibit the Company's operations. The Company is exploring the option of obtaining "key man" life insurance on its Management.

NEED FOR ADDITIONAL FINANCING. As of fiscal year end cash on hand would be sufficient to fund the Company`s proposed operations for a period of one year. This estimate is based on certain assumptions and there can be no assurance that unanticipated, unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered in establishing a substantial market for the Company's product line could make the net proceeds from exercise of options insufficient to fund the Company's proposed operations. The Company is dependent on obtaining future financing and there is no assurance that additional financing will be available. The Company has no established borrowing arrangements or available line of credit.

ITEM 7  FINANCIAL STATEMENTS


     The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

NET/TECH INTERNATIONAL, INC.

LIST OF FINANCIAL STATEMENTS

The following financial statements of Net/Tech International, Inc. are included in Item 7:

Report of Independent Public Auditors                             12

Balance Sheets                                                    F-1

Statements of Loss                                                F-3

Statements of Cash Flows                                          F-4

Statements of Shareholders' Equity - Inception

Through November 30, 1997                                         F-7

Notes to Financial Statements                                     F-11


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Net/Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Net/Tech International, Inc. (a development stage company) as of November 30, 1997 and 1996, and the related consolidated statements of loss and cash flows for the years ended November 30, 1997 and 1996 and for the period from September 11, 1989 (inception) through November 30, 1997 and consolidated statements of stockholders' equity and deficit accumulated during the development stage from inception through November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Net/Tech International, Inc. as of November 30, 1997 and 1996 and the consolidated results of operations, cash flows and statements of stockholders' equity and deficit accumulated during the development stage from inception through November 30, 1997 in conformity with generally accepted accounting principles.


                                        MIRSKY, FURST & ASSOCIATES, P.A.



Fort Lee, New Jersey

March 13, 1998

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                        NOVEMBER 30,      NOVEMBER 30,
                                                           1997               1996
                                                       ------------       ----------
CURRENT ASSETS
--------------
   Cash                                                 $  832,502        $   77,560
   Inventory                                                41,479              --
                                                        ----------        ----------

             Total Current Assets                          873,981            77,560
                                                        ----------        ----------

FIXED ASSETS
------------
    Leashold improvements                                   10,126             6,019
    Furniture and fixtures                                  35,494             2,357
    Machinery and equipment                                 73,146            11,623
                                                        ----------        ----------
                                                           118,766            19,999
    Less:  Accumulated Depreciation                         20,096             6,460
                                                        ----------        ----------
                                                            98,670            13,539
                                                        ----------        ----------
INTANGIBLE ASSETS
-----------------

   Patent application costs (net of accumulated             59,942            64,352
    amortization of $13,834 and $9,424 respectively)
                                                        ----------        ----------
                                                            59,942            64,352
                                                        ----------        ----------
OTHER ASSETS
------------
   Security deposits                                         4,044            22,034
                                                        ----------        ----------


             TOTAL ASSETS                               $1,036,637        $  177,485
                                                        ==========        ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       NOVEMBER 30,        NOVEMBER 30,
                                                           1997               1996
                                                       -----------         -----------
CURRENT LIABILITIES
-------------------
   Accounts payable                                    $    80,582         $    22,939
   Accrued expenses and interest                            21,815               4,625
   Obligations under capital lease-current portion           1,505               1,287
                                                       -----------         -----------

             Total Current Liabilities                     103,902              28,851
                                                       -----------         -----------

  Accrued compensation                                     125,000                --
   Obligations under capital lease                           1,759               3,264

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
   Common stock, $.01 par value; 20,000,000
      authorized; 6,689,210 and
      5,697,212 shares issued and outstanding,
      respectively                                          66,892              56,972
   Additional paid-in capital                            4,538,589           2,661,759
   Deficit accumulated during the development stage     (3,799,505)         (2,573,361)
                                                       -----------         -----------

             Total Stockholders' Equity                    805,976             145,370
                                                       -----------         -----------

             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $ 1,036,637         $   177,485
                                                       ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSSES

                                                                                         JANUARY 10,
                                                                                             1990
                                                     FOR THE YEAR      FOR THE YEAR      (INCEPTION)
                                                        ENDED              ENDED           THROUGH
                                                     NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,
                                                         1997              1996             1997
                                                     ------------      ------------      ------------

Revenue                                              $      --         $      --         $      --

COSTS AND EXPENSES:
   Marketing, general & administrative expenses          814,604           141,635         2,666,163
   Research, development and related expenses            391,939             8,000           962,781
   Depreciation and amortization                          18,974             6,222            70,415
                                                     -----------       -----------       -----------

OPERATING  LOSS                                      ($1,225,517)      ($  155,857)      ($3,699,359)

OTHER (INCOME) AND EXPENSE:
   Interest income                                          --                --             (24,162)
   Interest expense                                          627             7,106            60,062
   Loss on abandonment of assets                            --               1,603               571
   Loss on abandonment of patents                           --              33,675            33,675
   Write-off of investment                                  --                --              30,000
                                                     -----------       -----------       -----------
                                                             627            42,384           100,146

NET INCOME (LOSS)                                    ($1,226,144)      ($  198,241)      ($3,799,505)

NET INCOME (LOSS) PER SHARE                           ($     0.20)      ($     0.04)
                                                      ===========       ===========

Number of Shares Used In Computation                    6,024,262         5,486,393
                                                      ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                    JANUARY 10,
                                                                                                       1990
                                                                                                    (INCEPTION)
                                                                                                      THROUGH
                                                                NOVEMBER 30,      NOVEMBER 30,       NOVEMBER 30,
FISCAL YEAR ENDED                                                    1997             1996              1997
-----------------                                               -----------       -----------       ------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                            ($1,226,144)      ($  198,241)      ($3,799,505)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
            Depreciation                                             14,564             2,098            53,411
            Amortization of intangible assets                         4,410             4,124            14,751
            Write-off of patents and trademarks                        --              33,675            35,927
            Loss on disposal of assets                                 --               1,603             1,603
            Decrease in accrued expenses from Initial
                public offering                                        --                --              30,500
            Compensation and services paid in Common Stock          219,000              --             219,250
            Investment                                                 --                --              30,000
            Interest to affiliate paid in Common Stock                 --               6,856             6,856
            Accounts receivable                                        --               4,500              --
            Inventory                                               (41,479)          (41,479)
            Prepaid expenses                                           --                 500              --
            Security deposits                                        17,990           (21,800)           (3,960)
            Accounts payable                                         57,643            12,112            88,582
            Accrued expenses and interest                            17,190              (175)           67,346
                                                                -----------       -----------       -----------

            Total Adjustments                                       289,318            43,493           502,787
                                                                -----------       -----------       -----------
NET CASH (USED IN)
   OPERATING ACTIVITIES                                            (936,826)         (154,748)       (3,296,718)
                                                                -----------       -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES:
            Purchase of property and equipment-net                  (99,695)          (15,636)         (153,684)
            Patent and trademark acquisitions                          --                --             (82,704)
                                                                -----------       -----------       -----------
NET CASH (USED IN) INVESTING ACTIVITIES                         ($   99,695)      ($   15,636)         (236,388)
                                                                -----------       -----------       -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.



                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                      JANUARY 10,
                                                                                                         1990
                                                                                                     (INCEPTION)
                                                                                                       THROUGH
                                                                NOVEMBER 30,        NOVEMBER 30,      NOVEMBER 30,
FISCAL YEAR ENDED                                                   1997               1996              1997
                                                                ------------        ------------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
            Issuance of common stock                              1,312,750            37,500         1,768,985
            Loan proceeds from affiliate                            187,907           634,182
            Repayment of debt to affiliate                             --            (169,357)         (169,357)
            Financing via capital leases                               --               4,551             4,551
            Other                                                      --                --                 (16)
            Proceeds from debt                                         --                --             130,000
            Deferred public offering costs                             --                --             (84,496)
            Issuance of common stock net of offering costs             --                --           1,054,078
            Proceeds from options sold                              480,000              --             480,000
            Principal payments under capital lease                   (1,287)             --              (1,287)
            Proceeds of warrants exercised                             --             187,343           548,968
                                                                -----------       -----------       -----------

NET CASH PROVIDED BY                                              1,791,463           247,944         4,365,608
   FINANCING ACTIVITIes                                                --                --                --

Net Increase (Decrease) in Cash and Cash Equivalents                754,942            77,560           832,502
                                                                -----------       -----------       -----------

   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                       77,560              --                --
                                                                -----------       -----------       -----------

   CASH AND CASH EQUIVALENTS END OF YEAR                        $   832,502       $    77,560       $   832,502
                                                                ===========       ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               JANUARY 10,
                                                                                                  1990
                                                                                              (INCEPTION)
                                                                                                THROUGH
                                                            NOVEMBER 30,     NOVEMBER 30,      NOVEMBER 30,
FISCAL YEAR ENDED                                              1997             1996              1997
-----------------                                          -------------     ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash Paid During the Period For:
   Interest                                                    $ 627             $ -               $ 627
   Income Taxes                                                  $ -             $ -                 $ -


Supplemental schedule of noncash investing and financing activities:

The Company recognized compensation expense of $125,000 for common stock to be issued in connection with the acquisition of Hospitality Marketing and Purchasing Corporation.
The Company recognized $94,000 in compensation based on the intrinsic value of options granted to employees/ directors.
Additional common stock was issued upon the conversion of $130,000 of convertible loans payable.
A company was issued 2,000 shares at $4 per share for promotional services.
The Company purchased Pressure Point Technologies in exchange for 25,000 shares of common stock.
Additional common stock was issued upon the conversion of the affiliate note payable ($464,825) and accrued interest ($52,836).

The accompanying notes to consolidated financial statements are an integral part of these statements.


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       INCEPTION THROUGH NOVEMBER 30, 1997

                                                                                               DEFICIT           TOTAL
                                                                                             ACCUMULATED         SHARE-
                                                                                             DURING THE          HOLDERS'
                                              COMMON         STOCK         ADDITIONAL PAID   DEVELOPMENT         EQUITY
                                              SHARES         AMOUNT          IN CAPITAL          STAGE          (DEFICIT)
                                            ---------      -----------    ----------------   -----------      ------------
JANUARY 10, 1990 (INCEPTION)

Shares issued at $.01 per unit
   For cash-private placement               3,162,500      $    31,625             --                         $    31,625
   For promotional service provided            25,000              250             --                                 250
   For subscription receivable                750,000            7,500             --                               7,500
   For organizational costs provided          100,000            1,000             --                               1,000
   For patent assignment                      200,000            2,000             --                               2,000

Shares issued at $1.00 per unit
   For cash-private placement                 130,000            1,300      $   128,700                           130,000
   Exercise of options                         30,000              300           29,700                            30,000

                 Net (Loss)                                                                  $  (154,151)        (154,151)
                                          -----------      -----------      -----------      -----------      -----------

          BALANCE NOVEMBER 30, 1990         4,397,500           43,975          158,400         (154,151)          48,224

DECEMBER 1, 1990 TO NOVEMBER 30, 1991

                 Net (Loss)                                                                     (144,403)        (144,403)
                                          -----------      -----------      -----------      -----------      -----------

          BALANCE NOVEMBER 30, 1991         4,397,500           43,975          158,400         (298,554)         (96,179)

DECEMBER 1, 1991 TO NOVEMBER 30, 1992

Shares issued at $7.00 per share
   For cash - IPO                             149,110            1,491        1,042,279                         1,043,770

Shares issued at $2.33 per share
   For Convertible Note                        55,787              558          129,426                           129,984

Shares issued at $2.00 per share
   For Inside A Warrants                       10,000              100           19,900                            20,000

Shares issued at $2.67 per share
   For Inside B Warrants                       10,000              100           26,600                            26,700

Reduction of deferred offering costs             --               --           (212,813)                         (212,813)

                 Net (Loss)                                                                     (662,629)        (662,629)
                                          -----------      -----------      -----------      -----------      -----------

          BALANCE NOVEMBER 30, 1992         4,622,397      $    46,224      $ 1,163,792      ($  961,183)     $   248,833
                                          ===========      ===========      ===========      ===========      ===========


                           NET/TECH INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1997

                                                                                                DEFICIT            TOTAL
                                                                                              ACCUMULATED         SHARE-
                                                                              ADDITIONAL       DURING THE         HOLDERS'
                                                 COMMON        STOCK            PAID-IN       DEVELOPMENT         EQUITY
                                                 SHARES        AMOUNT           CAPITAL          STAGE           (DEFICIT)
                                                -------     -----------      -----------      -----------         --------
DECEMBER 1, 1992 TO NOVEMBER 30, 1993

Shares issued at $7.50 per share
        For - IPO A Warrants                    33,230      $       332      $   248,893              --          249,225

Shares issued at $4.66 per share
       For Convertible Note A Warrants             500                5            2,325              --            2,330

Shares issued at $2.00 per share
        For Inside A Warrants                   25,000              250           49,750              --           50,000

Shares issued at $2.67 per share
            For Inside B Warrants                5,000               50           13,320              --           13,370

Proceeds from private placement:
      Shares issued at $2.50 per share          60,000              600          148,386              --          148,986

      Shares issued at $6.00 per share           3,000               30           17,870              --           17,900

      Shares issued at $2.42 per share          92,000              920          222,080              --          223,000

      Shares issued at $2.33 per share          10,000              100           23,250              --           23,350

Shares issued at $4.00 per share
          For Professional Services              2,000               20            7,980              --            8,000

                 Net (Loss)                                                                     (656,814)        (656,814)
                                           -----------      -----------      -----------     -----------      -----------

          BALANCE NOVEMBER 30, 1993          4,853,127           48,531        1,897,646      (1,617,997)         328,180

December 1, 1993 to November 30, 1994

Proceeds from private placement:
      Shares issued at $2.75 per share           2,000               20            5,480              --            5,500

                 Net (Loss)                   (521,615)        (521,615)
                                           -----------      -----------      -----------     -----------      -----------
          BALANCE NOVEMBER 30, 1994          4,855,127      $    48,551      $ 1,903,126     ($2,139,612)     ($  187,935)
                                           ===========      ===========      ===========     ===========      ===========


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1997

                                                                                               DEFICIT           TOTAL
                                                                                             ACCUMULATED        SHARE-
                                                                             ADDITIONAL       DURING THE        HOLDERS'
                                             COMMON           STOCK           PAID-IN        DEVELOPMENT        EQUITY
                                             SHARES           AMOUNT          CAPITAL           STAGE          (DEFICIT)
                                           -----------      ----------      ------------     -----------      -----------

DECEMBER 1, 1994 TO NOVEMBER 30, 1995

                 Net (Loss)                                                                     (235,508)        (235,508)
                                                                                             -----------      -----------

          BALANCE NOVEMBER 30, 1995          4,855,127           48,551        1,903,126      (2,375,120)        (423,443)
                                           -----------      -----------      -----------     -----------      -----------

DECEMBER 1, 1995 TO NOVEMBER 30, 1996

Shares issued at $1.25 per share for           149,874            1,499          185,844              --          187,343
    Inside A & B Warrants

Proceeds from private placement:
Shares issued at $0.25 per share               150,000            1,500           36,000              --           37,500

Shares issued at $1.00 per share
       to acquire Pressure Point Tech           25,000              250           24,750              --           25,000

Shares issued at $1.00 per share
            for Convertible Loan               517,211            5,172          512,039              --          517,211

                 Net (Loss)                                                           --        (198,241)        (198,241)
                                           -----------      -----------      -----------     -----------      -----------
           BALANCE NOVEMBER 30, 1996         5,697,212      $    56,972      $ 2,661,759     ($2,573,361)     $   145,370
                                           -----------      -----------      -----------     -----------      -----------
DECEMBER 1, 1996 TO NOVEMBER 30, 1997

Proceeds from private placement:
Shares issued at $1.25 per share               626,000            6,260          776,240              --          782,500

Sale of options for $1.00 per option              --               --            200,000              --          200,000
    with an exercise price of $2.50

Sale of options for $.25 per option               --               --            270,000              --          270,000
    with an exercise price of $2.50

Shares issued at $1.50 per share upon          349,998            3,500          521,500              --          525,000
    exercise of stock options


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1997

                                                                                         DEFICIT           TOTAL
                                                                                       ACCUMULATED        SHARE-
                                                                       ADDITIONAL       DURING THE        HOLDERS'
                                          COMMON          STOCK          PAID-IN        DEVELOPMENT        EQUITY
                                          SHARES         AMOUNT          CAPITAL           STAGE          (DEFICIT)
                                       -----------     -----------     -----------    -------------     -----------

Shares issued upon exercise of
    stock options                           16,000     $       160     $    15,090          --         $   15,250

Compensation expense for issuance             --              --            94,000          --             94,000
    of stock options
                 Net (Loss)                   --              --              --       (1,226,144)     (1,226,144)
                                       -----------     -----------     -----------    -----------     -----------
          BALANCE NOVEMBER 30, 1997      6,689,210     $    66,892     $ 4,538,589    $(3,799,505)    $   805,976
                                       ===========     ===========     ===========    ===========     ===========


Share prices are rounded to the nearest penny.
The accompanying notes to financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 1. - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

         The Company was incorporated in Delaware on January 10, 1990. The Company develops and distributes health and safety products and solutions to the food manufacturing, food service and health care industries. The Company's premier product is the patented Hygiene Guard(TM), which prompts and monitors employee hand washing in any facility where hygiene is a priority. The Company's product line is designed to help satisfy federal, state and local health and food safety regulatory compliance.

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

CASH EQUIVALENTS:

         Cash and equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less.

INVENTORY

Inventory consists of the components of the Hygiene Guard which will be available for sale upon completion of beta testing. The inventory is stated at the lower of cost or market.

PROPERTY AND EQUIPMENT:

         Property and Equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold Improvements are amortized over the shorter of the respective life of the lease or the useful life of the improvements.

         Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed from the accounts and resulting profit or loss will be reflected in income. Expenditures for maintenance and repairs are charged to income as incurred.

Estimated useful lives are as follows:

               Machinery and  Equipment           5 - 10 years
               Furniture and Fixtures             5 - 7 years


INTANGIBLE ASSETS:

         Costs incurred in connection with filing patent and trademark applications are being capitalized. Patents and trademarks granted are amortized on a straight line basis over a lifetime of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 1. - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

         In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"). Long lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. The adoption of SFAS No. 121 did not have a material impact on the results of operations or financial position of the Company.

ORGANIZATION COSTS:

         Organization costs were capitalized and are being amortized over a five year period.

RESEARCH AND DEVELOPMENT COSTS:

         Research, development and related engineering costs are expensed as incurred.

LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         The loss per common share for the fiscal years 1997 and 1996 were computed by dividing net loss by the weighted average number of common shares outstanding during such periods. Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which replaces current Earnings Per Share (EPS) reporting for interim and annual periods ending after December 15, 1997 and requires a dual presentation of basic and diluted EPS. Adoption of SFAS No. 128 is not expected to have a material impact on the Company's per share data.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

EMPLOYEES STOCK PLANS

         The Company accounts for its stock options in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB No. 25 for purposes of determining net income and has adopted the pro forma disclosure requirement of SFAS No. 123 effective December 1, 1996.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a complete set of general purpose financial statements; and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a Company's business segments and related disclosures about it's products, services, geographic areas and major customers. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of the new standards will not have a material effect on the financial statements.

NOTE 2. - LIQUIDITY AND BUSINESS RISKS

         The Company currently has no sources of revenues and has incurred an operating loss since inception. At November 30, 1997, the Company had an accumulated deficit of $3,799,505. Such losses have resulted principally due to the expenditures for research, development and engineering costs, as well as, the expansion of the Company's staff including sales, marketing and technical support. Management believes that existing cash combined with various funding options will be sufficient to support operations until the planned commercialized operations of the Hygiene Guard(TM) commence in fiscal 1998. Any delay in the implementation of this plan would adversely affect the Company's business, financial position and result of operations. During fiscal 1997, the Company raised capital of $1,312,750 through the issuance of 991,998 shares of common stock subject to the restrictions of Rule 144 of the Securities and Exchange Commission. The Company also received $480,000 from the sale of 1,880,000 options to purchase its common stock at $2.50 per share. These options are valid for a period of two years. Exercise of these options would result in a cash infusion of $4,700,000 to the Company. Stock issued will be subject to Rule 144 restrictions.

NOTE 3. - ACQUISITIONS

         In November, 1997, the Company acquired Hospitality Marketing and Purchasing Corp., (HMP) for 100,000 authorized but unissued shares of common stock in exchange for 100% of the stock of HMP. HMP is a Florida Corporation formed by Ron Heagle, the new President and Chief Operating Officer of Net/Tech. HMP assets consisted principally of a Health and Food safety reference guide catalogue and the industry acumen of Mr. Heagle. Furthermore, as part of an employment contract connected with the acquisition (which has not been finalized), Mr. Heagle may receive contingent consideration of up to 300,000 options if the Company achieves certain levels of profitability. (100,000 options per year if the Company achieves profits of $1,000,000, $2,000,000 and $3,000,000 respectively over the first three year period) Accordingly, the shares issued to HMP were accounted for as an incentive signing bonus for the personnel services of Mr. Heagle and were charged to the statement of operations in the amount of $125,000. The shares were not issued until December 1997, the resulting expense and liability have been accrued. The shares were valued at the value ascribed to other Rule 144 stock issued in the period of the acquisitions.

         In October 1996, the Company acquired 100% of the common stock in Pressure Point Technologies, Inc., in a transaction accounted for under the purchase method. The Company issued 25,000 shares of authorized but unissued stock in consideration for the stock acquired. Pressure Point Technologies was incorporated in Michigan in 1996 and the assets of the company consisted primarily of the technology for a battery less remote control for which a patent has been applied for. The Company is currently awaiting official notification of the

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 3. - ACQUISITIONS (CONTINUED)

patent number and issue. The acquisition cost of $25,000 has been allocated to patents and will be amortized upon the issuance of the patent.

NOTE 4. - CONVERSION OF DEBT TO AFFILIATE

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

NOTE 5. - ACCRUED EXPENSES

     At November 30, accrued expenses consisted of:

                                                 1997       1996
                                                -------    ------

               Wage and benefits payable        $21,815    $4,625
                                                =======    ======


         Non-current accrued compensation at November 30, 1997 consists of stock owed pursuant to the acquisition described in Note 3.

NOTE 6. - PATENTS

         Patents have been granted on the Hygiene Guard(TM) and water dispersible technology.

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

NOTE 7. - WARRANTS

         The Company issued 160,000 shares with detachable Class A warrants at $1.00 per share prior to the public offering. The IPO consisted of 149,110 shares with detachable Class A warrants exercisable at $7.50 per share. In addition, the Company issued 55,790 shares with detachable Class A warrants exercisable at $2.33 per share (conversion price) for the $130,000 convertible note (See Note 12). All of the Class A warrants were exercisable to purchase one share of common and one Class B warrant. The Class B warrants were exercisable to purchase one share of common stock.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 7. - WARRANTS (CONTINUED)

         Class A warrants issued prior to the public offering originally could be exercised at $2 per share and Class B warrants at $2.69 per share. Class A warrants issued in the public offering were exercisable at $7.50 per share and Class B warrants at $10 per share. Class A warrants issued from the conversion of the note were exercisable at $4.66 per share and Class B warrants at $6.20 per share. All of the common stock issued prior to the public offering from the convertible loan were subject to Rule 144 under the Securities Act of 1933, restricting the sale of stock.

         All of the warrants issued by the Company expired on August 27, 1997. The following table summarizes the Company's outstanding warrants at November 30:

                                                     1997                      1996
                                             ---------------------    ----------------------
                                                 A            B            A            B
                                             --------     --------     --------     --------
Warrants outstanding and exercisable at
the beginning of year (number of shares)      115,880       33,230      296,167       53,730

Exercised                                           0            0     (149,874)           0
Terminated                                   (115,880)     (33,230)     (30,413)     (20,500)
                                             --------     --------     --------     --------

Warrants outstanding and exercisable at
the end of  the year                                0            0      115,880       33,230
                                             ========     ========     ========     ========

Price range of warrants (n.m - no market)        --           --       $   7.50     $  10.00


NOTE 8. -OPTIONS

         In 1992 the Company adopted an Employee Incentive Stock Option Plan providing for 250,000 shares to be available and the Company has set aside a reserve of shares of that amount for this purpose. In addition, the Company has issued Non-Employee Stock Options to individuals whose contribution and assistance is of benefit to the Company.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 8. -OPTIONS (CONTINUED)

Stock option activity was as follows for the two years ended November 30, 1997:

                                                     WEIGHTED AVERAGE
                                    NO. OF SHARES     EXERCISE PRICE
                                    -------------    ----------------
Outstanding at November 30, 1995       243,000          $   2.46

Granted                                170,000              1.21
Exercised                                    0
Terminated                             228,000              2.56



Outstanding at November 30, 1996       185,000          $   1.19

Granted and purchased                2,302,500          $   2.02
Exercised                              365,000          $   1.48
Terminated                                   0

Outstanding at November 30, 1997     2,122,500          $   2.04

         Significant option groups outstanding at November 30, 1997 and related price and life information follows:

                                                        WEIGHTED AVERAGE
RANGE OF EXERCISE                    WEIGHTED AVERAGE      REMAINING
PRICE                OUTSTANDING      EXERCISE PRICE    CONTRACTUAL LIFE
-----------------    -----------      --------------    ----------------

$0.50 to $1.25          532,500           1.10                 1.5
$1.26 or more         1,590,000           2.36                 4.0

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. Accordingly, in fiscal 1997, $94,000 in compensation expense has been recognized for its stock-based compensation. Had compensation cost for the options been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been $1,708,719 and $.28 for the year ended November 30, 1997, and $273,041 and $.05 for the year ended November 30, 1996. The weighted average fair value of each option granted during fiscal 1997 is estimated at $1.36 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.3%, expected life of 1.2 years, expected volatility of 133%, and no dividend yield. The weighted average fair value of each option granted during fiscal 1996 is estimated at $0.44 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, expected life of 1.8 years, expected volatility of 104%, and no dividend yield.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 8. -OPTIONS (CONTINUED)

         Weighted average grant date fair values are shown below for groups where the stock price equals, exceeds and is less than the Exercise Price.

                                            WEIGHTED AVG FAIR VALUE/SH      WTD AVG EXERCISE PRICE/SH
                                            --------------------------      -------------------------

1997
----
Stock Price /greater than/ Exercise Price             $2.02                           $1.22
Stock Price /less than/  Exercise Price               $1.02                           $1.25

1996
----
Stock Price /less than/ Exercise Price               $0.44                           $1.21

         The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

NOTE 9. - STOCKHOLDERS' EQUITY

         Other stock reserved for future issuance is as follows:

DESCRIPTION                         NUMBER OF SHARES     EXPIRATION
-----------                         ----------------    -------------

Reserve for options granted for
non-employees                            197,500        09/98 - 07/99

Reserve for options purchased by
non-employees                          1,530,000        01/99 - 01/00

Reserve for granted employee
options                                  350,000        01/99 - 01/00


         *250,000 shares of the Company's stock has been put into reserve for an Employee Stock Option Plan (the Plan). Employee Options granted under the Plan are exercisable at 100% of the current market price and have a term of five years from the date of grant. The options immediately terminate on the employee's termination or in the case of permanent and total disability, the options are exercisable for a period of 30 days after termination.

NOTE 10. - RELATED PARTY TRANSACTIONS

         CRYO-CELL International, Inc. owns 28.2% of the Company's issued and outstanding stock. As of November 30, 1996, CRYO-CELL owned 35.8% of the Company's issued and outstanding stock.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


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

NOTE 12 - CONVERTIBLE LOANS

         In May and June, 1991, the Company entered into convertible loan agreements totaling $130,000 with nine individuals unaffiliated with the Company. Each agreement stipulated that the individuals had the choice of being repaid with interest at two percent over prime or converting the loan into restricted common stock at one-third the per share price established in the Company's Initial Public Offering at $7.00.

         As of April 1992, all participants had converted their loan values at $2.33 per unit into 55,790 shares of restricted common stock and warrants.


NOTE 13. - COMMITMENTS AND CONTINGENCIES

         The Company entered into a lease for office space in Red Bank, New Jersey. The following schedule summarizes future minimum lease payments required under a non-cancelable operating lease as of November 30, 1997:

                              1998        $ 43,725
                              1999          48,488
                              2000          49,582
                              2001          12,530

         Rent expense for the periods ending November 30, 1997 and November 30, 1996, was $25,015 and $2,833, respectively.

         The Company has entered into employment agreements which expire at various dates through 2002 for certain key employees.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 14. - INCOME TAXES

         No provisions for income taxes was recorded for the two fiscal years ended November 30, 1997 and 1996 due to net operating losses incurred. Net operating loss carry forwards for Federal tax purposes of approximately $3,400,000 expire from 2005 through 2012.

         The company's gross deferred tax assets of $1,290,000 and $1,007,000 at November 30, 1997 and 1996 respectively, represent the tax effect of net operating loss carry forwards. Based upon the Company's earnings history, a valuation allowance equal to the amount of the deferred tax assets is required to reduce the Company's deferred tax assets to the amount realizable at present
(0).

NOTE 15. - CAPITAL LEASES

The Company leases certain equipment under a capital lease. Leased property under capital leases include:

                                   1997           1996
                                  ------         ------
                Equipment         $4,551         $4,551

At November 30, 1997 the future minimum lease payments required under capital leases are as follows:

                FISCAL YEAR ENDING

                November 30, 1998                    $1,913
                November 30, 1999                     1,754
                                                     ------
                                                     $3,667
                Less:  Imputed interest                 403
                                                     ------
                Present value of minimum
                lease payments                       $3,264
                                                     ======

NOTE 16. - INITIAL PUBLIC OFFERING

         In January 1992, the Company successfully completed its initial public offering in which the Company raised $1,043,770 from the sale of 149,110 units at $7.00 per unit. After expenses, this resulted in a cash flow to the Company of approximately $885,000.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1997


NOTE 17. - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                        1ST                 2ND              3RD             4TH
1997                  QUARTER            QUARTER           QUARTER         QUARTER
----              ---------------    ---------------    --------------    ----------

Net Loss          $        56,338    $       158,678    $      197,868    $  813,260
                  ===============    ===============    ==============    ==========

Loss per Share    $           .01    $           .03    $          .03    $      .12
                  ===============    ===============    ==============    ==========

Shares used in
Computation             4,860,806          5,855,417         5,924,009     6,677,034
                  ===============    ===============    ==============    ==========

                        1ST               2ND                3RD             4TH
1996                  QUARTER            QUARTER           QUARTER         QUARTER
----              ---------------    --------------     --------------    ----------


Net Loss          $        16,212    $        16,417    $       53,413    $  112,199
                  ===============    ===============    ==============    ==========

Loss per Share    $             0    $           .01    $          .01    $      .02
                  ===============    ===============    ==============    ==========
Shares used in
Computation             4,860,806          5,521,925         5,565,753     5,697,212
                  ===============    ===============    ==============    ==========


Fourth quarter 1997 was adversely affected by accounting for the purchase of HMP as employee compensation in the amount of $125,000 and significant research and development cost incurred.

                                    PART III

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or about March 30, 1998.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8 - K

          (a)  Exhibits
               3.1    Certificate of Incorporation
               3.2    By-Laws (1)
               4.1    Underwriter's Option (1)
               10.2   Agreement with CRYO-CELL (1)
               10.3   Long term Scientific Consultation Contract dated February
                      11, 1992 between the Company and Dr. Charles L. Beatty and
                      Polymer Products and Services Co., including assignment of all patent rights by Consultant (2) 10.4 Agreement with
                      Valgene Associates, Dated August 6, 1992 (3) 10.41
                      Agreement with Human Services Risk Management, Inc. dated
                      May 28, 1993 (3)
               10.5   Employment Agreement dated June 17, 1991 between the
                      Company and Joseph Knauer (2)
               10.51  Employment Agreement dated December 28, 1993 between the
                      Company and Robert Anthony Fenno (3)
               10.6   Convertible Note to CRYO-CELL International, Inc. dated
                      November 30, 1994 (3)
               10.7   Convertible note to CRYO-CELL International, Inc. dated
                      November 30, 1995 (4)
               10.8   Agreement with Pressure Point Technologies, dated Oct. 29,
                      1996 (5)
               10.9   Agreement with Stainless Design Corporation, dated April
                      4, 1996 for Phase I development of Hygiene Guard (5)
               10.10  Agreement with Stainless Design Corporation, dated Oct.
                      31, 1996 for Phase II development of Hygiene Guard (5)
               10.11  Agreement between the Company and Glenn E. Cohen (5)
               21     List of Subsidiaries (5)
               27     Financial Data Schedule

          (b)  Reports on Form 8-K
                   No reports on Form 8-K were filed during the last quarter on the fiscal year ended November 30, 1997


--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33- 36198).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1991.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1998.

                                        NET/TECH INTERNATIONAL, INC.

                                        By: /s/GLENN E. COHEN
                                           ------------------------
                                           Chairman, Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 1998 by the following persons in the capacities indicated:

/s/FREDERICK WILHELM                         Director
--------------------
Frederick Wilhelm

/s/RONALD HEAGLE                             President and Chief
--------------------                         Operating Officer
Ronald Heagle

/s/DANIEL D. RICHARD                         Director
--------------------
Daniel D. Richard

/s/KNUD GOTTERUP                             Director
--------------------
Knud Gotterup