Form 10QSB
period 1998-02-28
NET TECH INTERNATIONAL INC
filed 1998-04-20
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

      (Mark One)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the quarterly period ended February 28, 1998.

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the transition period from _____________ to ___________

      Commission File Number 33-36198

                          NET/TECH INTERNATIONAL, INC.
      -----------------------------------------------------------------
      (Exact name of Small Business Issuer as Specified in its Charter)

            DELAWARE                            22-3038309
   ----------------------------                 -------------------
   (State or other Jurisdiction                 (I.R.S. Employer
   of Incorporation or                          Identification No.)
   Organization)

            1 WEST FRONT STREET, SUITE 30, RED BANK, NEW JERSEY  07701
            ----------------------------------------------------------
            (Address of Principal Executive Offices)     (Zip Code)

      Issuer's phone number, including area code: (732) 345-1100

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]                   No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 1998, 6,832,697 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ]   No [X]

                          NET/TECH INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                      PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                       3

      Consolidated Statements of Loss                                   5

      Consolidated Statements of Cash Flows                             6

      Notes to Consolidated Financial Statements                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               12

SIGNATURES                                                             13

                       NET/TECH INTERNATIONAL, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

                                  ASSETS

                                                    FEBRUARY 28,    NOVEMBER 30,
                                                        1998           1997
                                                    (UNAUDITED)
                                                    -----------     ----------
CURRENT ASSETS
   Cash                                                 406,673     $  832,502
   Inventory                                             59,567         41,479
                                                     ----------     ----------

         Total Current Assets                           466,240        873,981
                                                     ----------     ----------
FIXED ASSETS

    Leashold improvements                                10,126         10,126
    Furniture and fixtures                               40,130         35,494
    Machinery and equipment                              96,831         73,146
                                                     ----------     ----------
                                                        147,087        118,766
    Less:  Accumulated Depreciation                      23,737         20,096
                                                     ----------     ----------
                                                        123,350         98,670
                                                     ----------     ----------
INTANGIBLE ASSETS
   Patent application costs (net of
   accumulated amortization of
   $15,781 and $13,834 respectively)                     59,961         59,942
                                                     ----------     ----------
                                                         59,961         59,942
                                                     ----------     ----------
OTHER ASSETS
   Security deposits                                     11,354          4,044
                                                     ----------     ----------

         TOTAL ASSETS                                   660,905     $1,036,637
                                                     ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       NET/TECH INTERNATIONAL, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  FEBRUARY 28,      NOVEMBER 30,
                                                      1998              1997
                                                  (UNAUDITED)
                                                  ----------        ------------
CURRENT LIABILITIES
   Accounts payable                                   42,348        $    80,582
   Accrued expenses and interest                       8,876             21,815
   Obligations under capital
   lease-current portion                               1,150              1,505
                                                  ----------        -----------

         Total Current Liabilities                    52,374            103,902
                                                  ----------        -----------

  Accrued compensation                                  --              125,000
   Obligations under capital lease                     1,759              1,759

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value;
      20,000,000 authorized;
      6,832,697 and 6,689,210
      shares issued and
      outstanding, respectively                       68,327             66,892
   Additional paid-in capital                      4,737,155          4,538,589
   Deficit accumulated during
      the development stage                       (4,198,710)        (3,799,505)
                                                  ----------        -----------

         Total Stockholders' Equity                  606,772            805,976
                                                  ----------        -----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     660,905        $ 1,036,637
                                                  ==========        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    NET/TECH INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF LOSSES

                                                  THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                  FEBRUARY 28,      FEBRUARY 28,
                                                      1998              1997
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------
REVENUE                                           $      --         $      --

COSTS AND EXPENSES:
   Marketing, general & administrative
     expenses                                         302,822            54,782
   Research, development and related
     expenses                                          91,588              --
   Depreciation and amortization                        4,671             1,556
                                                  -----------       -----------

OPERATING  LOSS                                   $  (399,081)      $   (56,338)

OTHER (INCOME) AND EXPENSE:
   Interest expense                                       124              --
                                                  -----------       -----------
                                                          124              --

NET INCOME (LOSS)                                 $  (399,205)      $   (56,338)

NET INCOME (LOSS) PER SHARE                       $     (0.06)      $     (0.01)
                                                  ===========       ===========

Number of Shares Used In Computation                6,820,419         5,726,212
                                                  ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NET/TECH INTERNATIONAL, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                                                THREE MONTHS ENDED
                                                            -------------------------
                                                            FEBRUARY 28,  FEBRUARY 28,
                                                               1998           1997
                                                            (UNAUDITED)   (UNAUDITED)
                                                            -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                        ($399,205)     ($56,338)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
         Depreciation                                           3,641           525
         Amortization of intangible assets                      1,031         1,031
         Compensation and services paid in Common Stock        20,000          --
         Inventory                                            (18,087)
         Prepaid expenses                                        --          (6,080)
         Security deposits                                     (7,310)         --
         Accounts payable                                     (38,235)      (14,050)
         Accrued expenses and interest                        (12,938)       (1,043)
                                                            ---------      --------
            Total Adjustments                                 (51,898)      (19,617)
                                                            ---------      --------

NET CASH (USED IN) OPERATING ACTIVITIES                      (451,103)      (75,955)
                                                            ---------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of property and equipment-net               (28,321)         --
         Patent and trademark acquisitions                     (1,050)         --
                                                            ---------      --------
NET CASH (USED IN) INVESTING ACTIVITIES                     $ (29,371)     $      0
                                                            ---------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
         Issuance of common stock                              30,000        72,500
         Proceeds from options sold                            25,000          --
         Principal payments under capital lease                  (355)         (303)
                                                            ---------      --------
NET CASH PROVIDED BY FINANACING ACTIVITIES                     54,645        72,197
                                                            ---------      --------

Net Increase (Decrease) in Cash and Cash Equivalents         (425,829)       (3,758)
                                                            ---------      --------

   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                832,502        77,559
                                                            ---------      --------

   CASH AND CASH EQUIVALENTS END OF YEAR                    $ 406,673      $ 73,801
                                                            =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest                                                 $     124      $   --
   Income Taxes                                             $    --        $   --

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1. FINANCIAL STATEMENTS

      The Balance Sheet as of February 28, 1998, the Statement of Operations for the three months ended February 28, 1998 and the Statement of Cash Flows for the three months ended February 28, 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1998 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1997 annual report to shareholders. The results of operations for the period ended February 28, 1998 are not necessarily indicative of the operating results for the full year.

      In December 1997, the Company received $30,000 from the sale of 15,000 shares of common stock. In January 1998, the Company received $25,000 from the exercise of 20,000 options to purchase its common stock at $1.25 per share. Stock issued will be subject to Rule 144 restrictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

      Net/Tech International Inc. (the "Company"), a Delaware Corporation, develops and distributes health and food safety products and solutions to the food manufacturing, food service and health care industries. Net/Tech's premier product is the patented Hygiene GuardTM, which prompts and monitors employee hand washing in any facility where hygiene is a priority. The Company's product line is designed to help satisfy federal, state and local health and food safety regulatory compliance.

      During fiscal 1997, the Company designed and manufactured Hygiene GuardTM prototypes and began initial beta testing of the systems within the hospitality and healthcare industries. The Hygiene GuardTM is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

      In May of 1997, the Company introduced the Hygiene GuardTM system at the National Restaurant Association show, which resulted in national and international media attention including a segment on CNN. The Hygiene Guard was also featured in over 500 publications in both the United States and foreign newspapers and magazines.

      The Company is currently testing the Hygiene GuardTM system at the Tropicana Hotel and Casino, Arby's and KFC's fast food chains, William Beaumont Army Medical Center, and is scheduled to begin a field test at a Nestle food manufacturing plant in April 1998. The field tests on the Series 4000 Hygiene Guard are scheduled to be completed in May 1998 with simultaneous availability of production units. The Company is also engineering additional series of the Hygiene GuardTM systems in order to be able to meet customer needs for different applications and price points.

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

      In January 1998, the Company was chosen by Pilgrim Products, Inc. as master distributor for the Food Fresh(TM) line of products. Pilgrim Products, based in Meriden, Connecticut, manufactures food safety products. Under the terms of the agreement, all Food Fresh, or similar products, manufactured by Pilgrim, will be distributed through Net/Tech. As the sole distributor for this food safety product, Net/Tech's new target market will encompass 800,000 walk-in coolers and over 1.5 million reach-in coolers in the U.S. food service industry alone.

      In March 1998, the Company was appointed as exclusive master distributor of the HyGenius(TM) Hand Washing Verification System manufactured by Compliance Control, Inc. As part of the exclusive arrangement, Net/Tech will take over marketing to all existing national accounts. The HyGenius(TM) System works with any existing hand sink in nursing homes, daycare and restaurants where hand washing is critical in preventing the spread of illness and infection. The system guides users through a controlled hand washing process including soaping, lathering and rinsing for a designated amount of time as required under FDA retail Food Code. Additionally, the HyGenius(TM) verifies proper and frequent washing and provides feedback on individual compliance with automatic "management-ready" reporting. Among those currently using the HyGenius(TM) system are some of the largest names in the quick service restaurant industry as well as Marriott Hotels, Senior Living and food service operations.

      Net/Tech intends to offer the hospitality and health care industries the most innovative and affordable hand wash monitoring and hand washing systems in the marketplace. The Company is also developing a food and health safety reference guide and catalog, which will offer approximately 50 to 75 health and food safety products and services. The Company is currently negotiating with manufacturers to distribute these products in the Net/Tech catalog. Net/Tech's strategy is to become the leading provider for health and food safety solutions.

RESULTS OF OPERATIONS

      Net/Tech International Inc. is a development stage which is the process of positioning itself as a complete health and food safety solutions Company. The Company's primary products are its patented Hygiene Guard(TM) series which prompts and monitors employee hand washing in any environment where hygiene is a priority. In the current year, the management team has made a concerted effort to utilize its financial resources to develop and promote the Hygiene Guard products.

      The Company's expenditures for research, development and related engineering costs reflect the Company's contract with the supplier of its printed circuit assembly components. These expenditures paid for working engineering model systems with a personal computer based system controller capable of remote access, field testing of the model systems, production of beg test and field testing units. The Company also incurred engineering costs with the company assembling the Hygiene Guard(TM) to develop the Badge to be worn by employees, the Soap and Employee Monitoring Units, the system interface, and the tooling charges to manufacture these products.

      Marketing, general and administrative expenses increased due to the expansion of staff as the Company added sales, marketing, and technical support staff in connection with the seven beta test sits in process and trade shows attended to promote the product. These beta test sites will provide full end-user feedback prior to the full-scale manufacturing planned to commence in the third quarter of fiscal 1998.

      In addition, the Company incurred costs for printing promotional brochures, travel to trade shows and costs related to establishing strategic alliances or licensing agreements with selected distributors which will allow these companies to offer the full range of the Company's health and food safety solutions to their customers.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has had no sources of recurring revenue and has incurred operating losses since inception. The Company has financed it operations with public and private offerings of securities and options. The Company anticipates its capital requirements to range from $1,000,000 to $2,000,000 depending on sales and production levels. The Company will require additional financing during the second quarter of 1998. The Company is in discussions with private investors and investment banks in order to raise necessary capital to fund the operations until sufficient sales can be generated to be self-sustaining.

      The Company had working capital of $413,865 as of February 28, 1998, the assets consisting primarily of cash equivalents of $406,673. Management believes that existing cash combined with the required additional financing will be sufficient to support operations throughout fiscal 1998.

      The Company is continuing to actively pursue funding options including the sale of additional options, equity or a secondary offering to obtain the additional funding necessary to continue the research and development necessary to complete the development of its product line and bring them to commercial markets. There can be no assurance that such financing, can be successfully completed.

MANAGEMENT TEAM

CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

      Glenn E. Cohen serves as Chairman of the Board and Chief Executive Officer. Mr. Cohen is a graduate of Boston University, with a Bachelor of Business Administration and Marketing. He is also a graduate of California Western School of Law and has been licensed to practice law in New Jersey since 1986. From 1986-1996, Mr. Cohen was Vice-President and General Counsel of Cohen/Schatz Associates, Inc., a land brokerage company in New Jersey, where he was responsible for over $200 million in annual sales.

PRESIDENT AND CHIEF OPERATING OFFICER

      Ron Heagle serves as the President and Chief Operating Officer. Mr. Heagle has worked in the Hospitality Industry twenty five years developing and implementing programs and strategies to help National Chains and Food Distributors with innovative products and systems. As Vice President of National Accounts at Ecolab, Inc., Mr. Heagle developed relationships with the largest hotels, restaurant chains and healthcare facilities. Mr. Heagle was responsible for the Global Accounts Program that moved Ecolab, Inc. into worldwide presence meeting global customers needs. At the end of his tenure at Ecolab, Mr. Heagle's division was responsible for $550 million in sales and $120 million in profits, annually. Mr. Heagle is a graduate of New Hampshire College, with a Bachelors degree in Business Management and Administration. He is a member of SFM and NRA and has relationships with the Culinary Institute of America; Johnson and Wales; Cornell University; and American Hotel Asssociation.

VICE PRESIDENT - SALES AND MARKETING

      Mark Hersh serves as the Company's Vice President of Sales and Marketing. Prior to joining Net/Tech International, Inc., Mr. Hersh was President of Eden Classic Inc., where he developed and implemented a wholesale/retail marketing strategy and distribution network. Mr. Hersh is a graduate of the University of Florida with a concentration in International Marketing. Mr. Hersh recently gave presentations on behalf of the Company, at the Education Conference for the Association of Professionals in Infection Control (APIC) and at the National Environmental Health Association Conference (NEHA).

VICE PRESIDENT OF CORPORATE ACCOUNTS AND DISTRIBUTOR SALES

      In April 1998, Jim Ross was appointed to serve as Vice President of Corporate Accounts and Distributor Sales. Mr. Ross served the restaurant, hospitality, and healthcare industries for twenty four years as Assistant Vice President of Corporate Accounts with Ecolab, Inc. Mr. Ross also worked closely with some of the largest, multi-unit chains in the United States and was responsible for implementing several large food and paper distributors.

MARKETING CONSULTANT

      C.J. (Chip) Johns serves as a professional marketing consultant. Mr. Johns is a successful entrepreneur and business man with over 30 years experience in the food service industry. From 1969 to 1988 Mr. Johns owned Prepared Foods, a major meat related food processing plant. Under his direction, Prepared Foods became the largest producer of roast beef and ham to the fast food industry in the world. At the time of sale, the Company enjoyed the business of 9 out of the top 12 fast food chains in America. Mr. Johns kept Prepared Foods in this enviable position by being extremely aggressive in the field of sales and marketing. He also served as Chairman of the Board. Prepared Foods was purchased by International Multi-Foods, Inc. Mr. Johns currently owns and operates a large working cattle ranch in Southern New Mexico, where he lives with his wife and two children.

TECHNOLOGY CONSULTANT

      Wayne K. Spillner is contracted as Technology Consultant and assistant to the President. Mr. Spillner is a professional engineer and principal of Aspect Engineering. During his tenure in food service and sanitation industries, Mr. Spillner was a Technology Development Engineer for Proctor and Gamble and Director of Research and Development for Taco Bell, a division of PepsiCo. Mr. Spillner brings important industry specific knowledge and contacts necessary to ensure the Hygiene Guard System is user friendly and gains market acceptance. Mr. Spillner presented the Hygiene Guard System at the North American Association of Food Equipment Manufacturers (NAFEM) in September 1997.

GENERAL

      HYGIENE GUARD is an infrared Hand Washing Prompt and Verification System that works at any existing hand washing sink at your facility.

HEALTH AND FOOD SAFETY:

      Currently it is estimated that over 80 million cases of food borne illness each year resulting in 10,000 preventable deaths. Tracking food borne illness, over 70% of all outbreaks originate at foodservice operations and, as many as 40% are the result of poor hand washing and cross-contamination.

      These statistics are staggering. One food borne illness can not only cause severe illness but can cost millions of dollars, tarnish brand names, and reputations or even put an establishment out of business. THE HYGIENE GUARD PROVIDES A WAY TO HELP PROTECT AGAINST THESE LOSSES.

REGULATORY COMPLIANCE:

      Helps meet State, FDA Food Code 97' and HACCP standards. Many health departments support the Hygiene Guard program. Hygiene Guard can reduce disposable glove requirements.

MARKETING:

      Independent Research sponsored by International Food Safety Council (IFSC) presented at COEX98 stated that "NINETY-SIX PERCENT OF CONSUMERS HOLD KITCHEN WORKERS, CHEFS AND FOOD PREPARATION STAFFS AS THE MOST RESPONSIBLE FOR FOOD SAFETY IN RESTAURANTS." FURTHERMORE, THE RESEARCH STATED THAT "ACTION-ORIENTED VISUAL CUES SEEM TO MATTER MOST TO CONSUMERS IN MAKING THEM VERY CONFIDENT THAT RESTAURANT FOOD IS SAFE."

      The fact is that customers are more likely to come back if they feel safe. The Hygiene Guard Clean Hands Program badge is VISIBLE to the customer and lets them know that your establishment is doing everything possible to create a "foodsafe" environment.

      This program can be the basis for an ad campaign and can include table tents and window decals. The research is clear that customers want to know that they are being protected and that their food is being prepared safely.

FEATURES OF THE HYGIENE GUARD SYSTEM:

/bullet/ Verifies individual employee hand washing at any hand washing station or restroom throughout your establishment.

/bullet/ Promotes employees to wash their hands on a time interval basis (i.e. 30 minutes or 1 hour). The system is simple it only requires the employee to wear the badge and wash their hands regularly.

/bullet/ Provides detailed hand washing reports on our customized software, which includes time, location and frequency of hand washing activity. The Hygiene Guard entry/exit station can also be used as an employee time clock.

/bullet/ Verifies hand washing and identifies employees who fail to wash their hands after completion of unsanitary occurrences (i.e. restroom use, entering janitorial supply closet, breakroom or handling of dirty dishes, etc.)

BENEFITS OF THE HYGIENE GUARD SYSTEM:

/bullet/ Protection against hand spread food borne illness and cross-contamination.

/bullet/ Saves on disposable glove expenditures. Also environment friendly keeps gloves out of landfills.

/bullet/  Saves management time verifying employee hand washing.

/bullet/  Marketing advantage - lets customers know they are safe.

/bullet/  Healthy environment - less employee sick time.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

               3.1   Certificate of Incorporation(1)
               3.2   By-Laws(1)
               27    Financial Data Schedule
               -------------------
               (1)  Incorporated by reference to the Company's
               Registration Statement on Form S-1 (No. 33-36198).

      (b) Reports on Form 8-K.

            No reports on Form 8-K were filed since the last report.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NET/TECH INTERNATIONAL, INC.

                                     /s/ GLENN E. COHEN
                                         ------------------------------------
                                         Glenn E. Cohen
                                         Chairman and Chief Executive Officer

Date: April 20, 1998