Form 10QSB
period 1998-05-31
NET TECH INTERNATIONAL INC
filed 1998-07-14
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
      (Mark One)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 31, 1998.

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the transition period from _________ to ________

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

      --------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                Yes [X]                No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 1998, 7,044,840 shares of $0.01 par value common stock were outstanding.

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

                          NET/TECH INTERNATIONAL, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                           MAY 31,       NOVEMBER 30,
                                                            1998             1997
                                                         (UNAUDITED)
                                                         -----------     ------------

CURRENT ASSETS
   Cash                                                   $  248,463     $  832,502
   Accounts Receivable                                         3,663           --
   Inventory                                                  99,117         41,479
   Prepaid Expenses                                           16,807           --
                                                          ----------     ----------

             Total Current Assets                            368,050        873,981
                                                          ----------     ----------


PROPERTY AND EQUIPMENT

   Property and equipment, net                               249,457         98,670
                                                          ----------     ----------

INTANGIBLE ASSETS
   Patent application costs (net of accumulated               58,930         59,942
    amortization of $15,896 and $13,834 respectively)
                                                          ----------     ----------
                                                              58,930         59,942
                                                          ----------     ----------

OTHER ASSETS
   Security deposits                                          10,934          4,044
                                                          ----------     ----------


             TOTAL ASSETS                                 $  687,371     $1,036,637
             ------------                                 ==========     ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                          MAY 31,        NOVEMBER 30,
                                                           1998              1997
                                                        (UNAUDITED)
                                                        -----------      -----------
CURRENT LIABILITIES
   Accounts payable                                     $    83,637      $    80,582
   Accrued expenses and interest                             12,030           21,815
   Obligations under capital lease-current portion            1,913            1,505
                                                        -----------      -----------

             Total Current Liabilities                       97,580          103,902
                                                        -----------      -----------

  Accrued compensation                                         --            125,000
   Obligations under capital lease                              628            1,759

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value; 20,000,000
      authorized; 7,044,840 and
      6,689,210 shares issued and outstanding,
      respectively                                           70,448           66,892
   Additional paid-in capital                             5,145,033        4,538,589
   Deficit accumulated during the development stage      (4,626,318)      (3,799,505)
                                                        -----------      -----------


             Total Stockholders' Equity                     589,163          805,976
                                                        -----------      -----------

             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                    $   687,371      $ 1,036,637
                                                        ===========      ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSSES


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        ------------------                  ----------------
                                                      MAY 31,          MAY 31,          MAY 31,          MAY 31,
                                                       1998             1997             1998             1997
                                                    (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------      -----------      -----------

REVENUE                                             $     3,663      $      --        $     3,663      $      --

COSTS AND EXPENSES:
   Costs of sales                                         1,400             --              1,400             --
   Marketing, general & administrative expenses         356,681          157,123          659,503          211,906
   Research, development and related expenses            81,730             --            173,317             --
   Depreciation and amortization                          4,672            1,556            9,344            3,111
                                                    -----------      -----------      -----------      -----------

   Total Costs and Expenses                             444,484          158,679          843,564          215,017

OPERATING  LOSS                                        (440,821)        (158,679)        (839,902)        (215,017)

OTHER INCOME AND (EXPENSE):
   Interest income                                       13,322             --             13,322             --
   Interest expense                                        (110)            --               (234)            --
                                                    -----------      -----------      -----------      -----------
                                                        (13,212)            --            (13,088)            --

NET INCOME (LOSS)                                   ($  427,608)     ($  158,679)     ($  826,813)     ($  215,017)

NET INCOME (LOSS) PER SHARE                         ($     0.06)     ($     0.03)     ($     0.12)     ($     0.04)
                                                    ===========      ===========      ===========      ===========

Number of Shares Used In Computation                  6,872,495        5,855,417        6,846,743        5,727,498
                                                    ===========      ===========      ===========      ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                     MAY 31,             MAY 31,
                                                                      1998                1997
                                                                   (UNAUDITED)         (UNAUDITED)
                                                                    ---------           ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                                ($826,813)          ($215,062)

   ADJUS(TM)ENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
            Depreciation                                                7,282               1,050
            Amortization of intangible assets                           2,062               2,062
            Compensation and services paid in Common Stock             20,000                --
            Accounts receivable                                        (3,663)               --
            Inventory                                                 (57,638)               --
            Prepaid expenses                                          (16,807)             (3,500)
            Security deposits                                          (6,890)               --
            Accounts payable                                            3,055             (20,876)
            Accrued expenses and interest                              (9,785)              1,823
                                                                    ---------           ---------
            Total Adjustments                                         (62,384)            (19,441)
                                                                    ---------           ---------

NET CASH (USED IN) OPERATING ACTIVITIES                              (889,197)           (234,503)
                                                                    ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES:
            Purchase of property and equipment-net                   (158,069)            (36,223)
            Patent and trademark acquisitions                          (1,050)               --
                                                                    ---------           ---------
NET CASH (USED IN) INVESTING ACTIVITIES                              (159,119)            (36,223)
                                                                    ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES:
            Issuance of common stock                                  440,000             297,500
            Proceeds from options sold                                 25,000                --
            Principal payments under capital lease                       (723)               (618)
                                                                    ---------           ---------
NET CASH PROVIDED BY FINANACING ACTIVITIES                            464,277             296,882
                                                                    ---------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents                 (584,039)             26,156
                                                                    ---------           ---------

   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                        832,502              77,559
                                                                    ---------           ---------

   CASH AND CASH EQUIVALENTS END OF PERIOD                          $ 248,463           $ 103,715
                                                                    =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest                                                         $  234.00           $  338.00
   Income Taxes                                                          --                  --


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1      FINANCIAL STATEMENTS

      The Balance Sheet as of May 31, 1998, the Statement of Operations for the six months ended May 31, 1998 and the Statement of Cash Flows for the six months ended May 31, 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of May 31, 1998 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1997 annual report to shareholders. The results of operations for the period ended May 31, 1998 are not necessarily indicative of the operating results for the full year.

      In December 1997, the Company received $30,000 from the sale of 15,000 shares of common stock. In January 1998, the Company received $25,000 from the exercise of 20,000 options to purchase its common stock at $1.25 per share.

      In May and June 1998, the Company received $460,000 from the sale of 230,000 shares of common stock at $2 per share. As a result of this sale, the Company issued options to purchase 115,000 shares of common stock at $5 per share. Of this total, 100,000 shares of common stock was purchased by Ron Heagle, President and Chief Operating Officer of the Company.

      All stock issued as a result of the foregoing transactions is subject to Rule 144 Restrictions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

      Net/Tech International Inc. (the "Company"), a Delaware Corporation, develops and distributes health and food safety products and solutions to the food manufacturing, food service and health care industries. Net/Tech's premier product is the patented Hygiene Guard(TM), which prompts and monitors employee hand washing in any facility where hygiene is a priority. The Company's product line is designed to help satisfy federal, state and local health and food safety regulatory compliance.

      During fiscal year 1997, the Company designed and manufactured Hygiene Guard(TM) prototypes and began initial beta testing of the systems within the hospitality and healthcare industries. The Hygiene Guard(TM) is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

      In May of 1997, the Company introduced the Hygiene Guard(TM) System at the National Restaurant Association show, which resulted in national and international media attention including a segment on CNN. The Hygiene Guard(TM) was also featured in over 500 publications in both the United States and foreign newspapers and magazines.

      The Company has received positive feed back from both the Tropicana and KFC beta test sites, which have resulted in Tropicana and KFC agreements to purchase the Hygiene Guard(TM) System in its field locations. Tropicana has agreed to purchase an expanded Hygiene Guard(TM) System, which would monitor an additional 18 sinks, 4 restrooms and approximately 60 employees. JRN Chicken one of KFC's largest franchise owners has agreed to expand the Hygiene Guard(TM) "Clean Hands Program" into 4 stores, one in each one of JRN Chicken's regional locations.

      The Tutor Time Child Care Center beta test location was sold prior to completion of the beta test. While results were positive, new ownership did not continue the Hygiene Guard(TM) testing or purchase the system. Beta test sites are still ongoing at William Beaumont Army Medical Center and a Nestle Food Manufacturing Plant

      In April 1998, the Company and Swisher International agreed that Swisher would begin marketing the Hygiene Guard(TM) System in its two Florida franchise locations. As a result of unrelated circumstances at Swisher Corporation the Company has decided not to continue its distribution efforts with Swisher.

      In May 1998, the Company announced test results which confirmed that the hands of the employees using the Hygiene Guard(TM) "Clean Hands Program" were
8.21 times cleaner than those who were not using the system. Cleanliness was measured by the aerobic bacteria count on the hands of food service workers as was confirmed by independent laboratories. The test conducted by Prepchek Food Safety Consultants included hand samples from 350 workers at 55 locations.

      In June 1998, the Company began production manufacturing of two series of its Hygiene Guard(TM) product line.

      As a result of the Company's purchase of Hospitality Marketing & Purchasing Corporation (HMP) and the appointment of Ronald J. Heagle as President and Chief Operating Officer, the Company has expanded its plans and vision to become a complete health and food safety solutions company. The Company now plans to offer a variety of health and food safety products and services in addition to the proprietary Hygiene Guard(TM) technology.

      The Company was chosen by Pilgrim Products, Inc. as master distributor for the Food Fresh(TM) line of products. Pilgrim Products, based in Meriden, Connecticut, manufacturers food safety products. Under the terms of the agreement, all Food Fresh, or similar products, manufactured by Pilgrim, will be distributed through Net/Tech. As the sole distributor for this food safety product, Net/Tech's new target market will encompass 800,000 walk-in coolers and over 1.5 million reach-in coolers in the U.S. food service industry alone.

      The Company was appointed as exclusive master distributor of the HyGenius(TM) Hand Washing Verification System manufactured by Compliance Control, Inc. As part of the exclusive arrangement, Net/Tech will take over marketing to all existing national accounts. The HyGenius(TM) System works with any existing hand sink in nursing homes, daycare and restaurants where hand washing is critical in preventing the spread of illness and infection. The system guides users through a controlled hand washing process including soaping, lathering and rinsing for a designated amount of time as required under FDA Retail Food Code. Additionally, the HyGenius(TM) verifies proper and frequent washing and provides feedback on individual compliance with automatic "management-ready" reporting. Among those currently using the HyGenius(TM) System are some of the largest names in the quick service restaurant industry, as well as, Marriott Hotels, Senior Living and food service operations.

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

RESULTS OF OPERATIONS

      Net/Tech International Inc. is a development stage which is in the process of positioning itself as a complete health and food safety solutions company. The Company's primary products are its patented Hygiene Guard(TM) series which prompts and monitors employee hand washing in any environment where hygiene is a priority. In the current year, the management team has made a concerted effort to utilize its financial resources to develop and promote the Hygiene Guard(TM) products.

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

      Marketing, general and administrative expenses increased due to the expansion of staff as the Company added sales, marketing, and technical support staff in connection with the beta test sites in process and trade shows attended to promote the product. Beta test sites have provided full end-user feedback which was used to modify design specification prior to full scale manufacturing which commenced June 1, 1998.

      In addition, the Company incurred costs for printing promotional brochures, travel to trade shows and costs related to establishing strategic alliances or licensing agreements with selected distributors which will allow these companies to offer the full range of the Company's health and food safety solutions to their customers.

LIQUIDITY AND CAPITAL RESOURCES

      To date the Company has had no substantial revenue and has incurred operating losses since inception. The Company has now begun production manufacturing and anticipates revenues to begin in fiscal 1998. The Company has financed it operations with public and private offerings of securities and options. The Company anticipates its minimum capital requirements to range from $1,000,000 to $2,000,000 depending on sales and production levels. The Company will require additional financing during the third quarter of 1998. The Company is in discussions with private investors and investment banks in order to raise necessary capital to fund the operations until sufficient sales can be generated to be self-sustaining.

      The Company had working capital of $253,663 as of May 31, 1998, the assets consisting primarily of cash equivalents of $248,463. Management believes that existing cash combined with the required additional financing will be sufficient to support operations throughout fiscal 1998.

      The Company is continuing to actively pursue funding options including convertible debt, the sale of additional equity, or a secondary offering to obtain the additional funding necessary to continue the research and development necessary to complete the development of its product line and bring them to commercial markets. There can be no assurance that such financing can be successfully completed.

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

PRESIDENT AND CHIEF OPERATING OFFICER

      Ronald J. Heagle serves as President and Chief Operating Officer. Mr. Heagle has worked in the Hospitality Industry twenty five years developing and implementing programs and strategies to help National Chains and Food Distributors with innovative products and systems. As Vice President of National Accounts at Ecolab, Inc., Mr. Heagle developed relationships with the largest hotels, restaurant chains and healthcare facilities. Mr. Heagle was responsible for the Global Accounts Program that moved Ecolab, Inc. into worldwide presence meeting global customers needs. At the end of his tenure at Ecolab, Mr. Heagle's division was responsible for $550 million in sales and $120 million in profits, annually. Mr. Heagle is a graduate of New Hampshire College, with a Bachelors degree in Business Management and Administration. He is a member of SFM and NRA and has relationships with the Culinary Institute of America; Johnson and Wales; Cornell University; and American Hotel Asssociation.

VICE PRESIDENT - SALES AND MARKETING

      Mark Hersh serves as Vice President of Sales and Marketing. Prior to joining Net/Tech International, Inc., Mr. Hersh was President of Eden Classic Inc., where he developed and implemented a wholesale/retail marketing strategy and distribution network. Mr. Hersh is a graduate of the University of Florida with a concentration in International Marketing. Mr. Hersh recently gave presentations on behalf of the Company, at the Education Conference for the Association of Professionals in Infection Control (APIC) and at the National Environmental Health Association Conference (NEHA).

VICE PRESIDENT OF CORPORATE ACCOUNTS AND DISTRIBUTOR SALES

      Jim Ross serves as Vice President of Corporate Accounts and Distributor Sales. Mr. Ross served the restaurant, hospitality, and healthcare industries for twenty four years as Assistant Vice President of Corporate Accounts with Ecolab, Inc. Mr. Ross also worked closely with some of the largest, multi-unit chains in the United States and was responsible for implementing several large food and paper distributors.

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

TECHNOLOGY CONSULTANT

      Wayne K. Spillner is contracted as Technology Consultant and assistant to the President. Mr. Spillner is a professional engineer and principal of Aspect Engineering. During his tenure in food service and sanitation industries, Mr. Spillner was a Technology Development Engineer for Proctor and Gamble and Director of Research and Development for Taco Bell, a division of PepsiCo. Mr. Spillner brings important industry specific knowledge and contacts necessary to ensure the Hygiene Guard System is user friendly and gains market acceptance. Mr. Spillner presented the Hygiene Guard(TM) System at the North American Association of Food Equipment Manufacturers (NAFEM) in September 1997.

GENERAL:

      HYGIENE GUARD(TM) is an infrared Hand Washing Reminder and Monitoring System that works at any existing hand washing sink at your facility.


HEALTH AND FOOD SAFETY:

      Currently it is estimated that there are over 80 million cases of food borne illness each year resulting in 10,000 preventable deaths. Tracking food borne illness, over 70% of all outbreaks originate at foodservice operations and, as many as 40% are the result of poor hand washing and cross-contamination.

      These statistics are staggering. One food borne illness can not only cause severe illness but can cost millions of dollars, tarnish brand names, and reputations or even put an establishment out of business. THE HYGIENE GUARD PROVIDES A WAY TO HELP PROTECT AGAINST THESE LOSSES.


REGULATORY COMPLIANCE:

      Helps meet State, FDA Food Code 97' and HACCP standards. Many health departments support the Hygiene Guard(TM) program. Hygiene Guard(TM) can reduce disposable glove requirements.


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

      The fact is that customers are more likely to come back if they feel safe. The Hygiene Guard(TM) Clean Hands Program badge is VISIBLE to the customer and lets them know that your establishment is doing everything possible to create a "foodsafe" environment.

      This program can be the basis for an ad campaign and can include table tents and window decals. The research is clear that customers want to know that they are being protected and that their food is being prepared safely.


FEATURES OF THE HYGIENE GUARD SYSTEM:

/bullet/ Verifies individual employee hand washing at any hand washing station or restroom throughout your establishment.

/bullet/ Prompts employees to wash their hands on a time interval basis (i.e.
         30 minutes or 1 hour). The system is simple it only requires the employee to wear the badge and wash their hands regularly.

/bullet/ Provides detailed hand washing reports on our customized software, which includes time, location and frequency of hand washing activity. The Hygiene Guard(TM) entry/exit station can also be used as an employee time clock.

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


   Date: July 14, 1998