Form 10QSB
period 1998-08-31
NET TECH INTERNATIONAL INC
filed 1998-10-15
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
    For the quarterly period ended August 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
    For the transition period from _____________ to ____________

Commission File Number 33-36198

                          NET/TECH INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

        DELAWARE                                             22-3038309
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

                            Yes [X]      No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 1998, 7,189,097 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ]      No [X]

                          NET/TECH INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                     PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   3

         Consolidated Statements of Loss                               5

         Consolidated Statements of Cash Flows                         6

         Notes to Consolidated Financial Statements                    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      7


PART II - OTHER INFORMATION

ITEM 5. OTHER MATERIAL INFORMATION                                    10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              10


SIGNATURES                                                            11

                                        NET/TECH INTERNATIONAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                               BALANCE SHEETS

                                                   ASSETS


                                                                  August 31,                   November 30,
                                                                     1998                          1997
                                                                 (unaudited)
                                                               -----------------             -----------------
Current Assets
   Cash                                                                $106,842                      $832,502
   Accounts Receivable                                                   17,572                             -
   Inventory                                                            288,548                        41,479
   Prepaid Expenses                                                      13,457                             -
                                                               -----------------             -----------------

             Total Current Assets                                       426,419                       873,981
                                                               -----------------             -----------------


Property and Equipment

   Property and equipment, net                                          247,085                        98,670
                                                               -----------------             -----------------

Intangible Assets
   Patent application costs (net of accumulated                          57,899                        59,942
    amortization of $16,927 and $13,834 respectively)
                                                               -----------------             -----------------
                                                                         57,899                        59,942
                                                               -----------------             -----------------

Other Assets
   Security deposits                                                     10,935                         4,044
                                                               -----------------             -----------------


             TOTAL ASSETS                                             $ 742,338                    $1,036,637
                                                               =================             =================





The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        NET/TECH INTERNATIONAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                               BALANCE SHEETS

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  August 31,                   November 30,
                                                                     1998                          1997
                                                                 (unaudited)
                                                               -----------------             -----------------
Current Liabilities
   Accounts payable                                                    $202,160                       $80,582
   Accrued expenses and interest                                          4,431                        21,815
   Obligations under capital lease-current portion                        1,913                         1,505
                                                               -----------------             -----------------

             Total Current Liabilities                                  208,505                       103,902
                                                               -----------------             -----------------

  Accrued compensation                                                        -                       125,000
   Obligations under capital lease                                          245                         1,759

Stockholders' Equity (Deficit)
   Common stock, $.01 par value; 20,000,000
      authorized; 7,189,097 and
      6,689,210 shares issued and outstanding,
      respectively                                                       72,198                        66,892
   Additional paid-in capital                                         5,443,283                     4,538,589
   Deficit accumulated during the development stage                  (4,981,893)                   (3,799,505)
                                                               -----------------             -----------------


             Total Stockholders' Equity                                 533,588                       805,976
                                                               -----------------             -----------------

             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                   $742,338                    $1,036,637
                                                               =================             =================




The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     NET/TECH INTERNATIONAL, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF LOSSES



                                                           Three Months Ended                   Nine Months Ended
                                                   ---------------------------------   ------------------------------------
                                                    August 31,         August 31,         August 31,          August 31,
                                                       1998               1997               1998                1997
                                                    (unaudited)       (unaudited)        (unaudited)         (unaudited)
                                                   --------------    ---------------   -----------------    ---------------

Revenue                                                  $17,847                $ -             $21,509                $ -

Costs and Expenses:
   Costs of sales                                         10,542                  -              11,942                  -
   Marketing, general & administrative expenses          290,986            196,312             950,489            408,218
   Research, development and related expenses             69,606                  -             242,923                  -
   Depreciation and amortization                           4,672              1,556              14,016              4,667
                                                   --------------    ---------------   -----------------    ---------------

   Total Costs and Expenses                              375,804            197,868           1,219,369            412,885

Operating  Loss                                         (357,958)          (197,868)         (1,197,860)          (412,885)

Other Income and (Expense):
   Interest income                                         2,479                  -              15,801                  -
   Interest expense                                          (95)                 -                (329)                 -
                                                   --------------    ---------------   -----------------    ---------------
                                                           2,384                  -              15,472                  -

Net Income (Loss)                                       (355,574)         ($197,868)         (1,182,388)         ($412,885)

Net Income (Loss) Per Share                               ($0.05)            ($0.03)             ($0.17)            ($0.07)
                                                   ==============    ===============   =================    ===============

Number of Shares Used In Computation                   6,872,495          5,931,835           6,846,743          5,807,465
                                                   ==============    ===============   =================    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         NET/TECH INTERNATIONAL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                 ---------------------------------------------
                                                                    August 31,                  August 31,
                                                                       1998                        1997
                                                                    (unaudited)                 (unaudited)
                                                                 ------------------           ----------------

Net cash (Used in) Operating Activities                                 (1,329,167)                  (398,726)

Net Cash (Used In) Investing Activities                                   (160,387)                  (237,594)

Net Cash Provided by Financing Activities                                  763,894                  1,276,555
                                                                 ------------------           ----------------

Increase (Decrease) in Cash and Cash Equivalents                          (725,660)                   640,235
                                                                 ------------------           ----------------

   Cash and Cash Equivalents Beginning of Year                             832,502                     77,559
                                                                 ------------------           ----------------

   Cash and Cash Equivalents End of Period                                $106,842                   $717,794
                                                                 ==================           ================



Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period For:
   Interest                                                                    329                        338
   Income Taxes                                                                  -                          -





The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1.  FINANCIAL STATEMENTS

         The Balance Sheet as of August 31, 1998, the Statement of Operations for the three and nine months ended August 31, 1997 and 1998 and the Statement of Cash Flows for the three and nine months ended August 31, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of August 31, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1997 annual report to shareholders. The results of operations for the three and nine month periods ended August 31, 1997 and 1998 are not necessarily indicative of the operating results for the year.

         In May and June 1998, the Company received $460,000 from the sale of 230,000 shares of common stock at $2 per share. As a result of this sale, the Company issued options to purchase 115,000 shares of common stock at $5 per share. Of this total, 100,000 shares of common stock was purchased by Ron Heagle, then President and Chief Operating Officer of the Company.

         In July 1998, the Company received $150,000 from the sale of 100,000 shares of common stock at $1.50 per share. As a result of this sale, the Company issued options to purchase 50,000 shares of common stock at $4 per share.

         All stock issued as a result of the foregoing transactions is subject to Rule 144 Restrictions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

GENERAL OVERVIEW:

         Net/Tech International, Inc., a Delaware corporation (the "Company"), is the manufacturer and distributor of the patented Hygiene Guard/trademark/ Hand Wash Reminder and Monitoring Systems. The Hygiene Guard/trademark/ System reminds and monitors employee hand washing in any environment where hygiene is a priority. Target markets include restaurants, grocery, lodging, food manufacturers and health care.

         Since inception, the Company has not generated any significant revenue and has sustained operating losses. The Company has financed its operations primarily through the sale of its capital stock and, currently, does not have adequate capital to support its operations on an ongoing basis.

         Funds have been expended by the Company to (a) develop its product known as Hygiene Guard/trademark/ and (b) position itself as a complete food and health safety company offering a variety of hand washing, food and health safety solutions. To develop the product, the Company expended funds to engineer and build the computer controlled Hygiene Guard/trademark/ Systems, field test the model systems and produce beta test and field testing units. The Company also incurred engineering costs to develop the badge to be worn by employees, the Sink and Ceiling Monitoring units, the system interface and tooling changes to manufacture these products. Marketing, general and administrative expenses increased as the Company added sales, marketing and technical support staff in connection with the beta test sites and trade shows attended to promote the product. The Company is currently in production of three versions of its planned Hygiene Guard/trademark/ product line. In addition, the Company has expended funds in an effort to position itself as a complete health and food safety solutions Company.

         After careful evaluation of feedback from existing test/purchase locations, and as a result of limited financial resources and lower than anticipated sales to date, the Company's Board of Directors has made a determination to change its focus and to devote financial resources exclusively to its patented Hygiene Guard/trademark/ technology and the establishment of global strategic partnerships. The Company believes that the current versions of the Hygiene Guard product may be too sophisticated and expensive for certain market segments and that a version of the product should be offered that is less sophisticated and less expensive.

         The Company is currently manufacturing three different versions of the Hygiene Guard Clean Hands Program products and will develop two additional versions so that it is positioned to offer five versions of the product, including low cost systems, which it believes will gain market acceptance. The Company anticipates that the re-engineering of its product will be complete and that the new product line will be available for sale early in the third quarter of fiscal year 1999. In the interim period, several actions will be taken with respect to the ongoing operation of the Company. As a result of the change in its business plan described above, the Company expects to reduce its selling, general and administrative expenses in future periods. In that connection, the Company has determined that the development of a food and health safety reference guide and catalog is not financially practical and has abandoned this endeavor. In addition, Ronald Heagle's employment with the Company has terminated. Mr. Heagle formerly served as President and Chief Operating Officer of the Company.

         The Company believes that in order to effectively market its product it should pursue strategic alliances with international hygiene and food safety companies to market and distribute its products rather than develop its own independent channels of distribution. The Company has learned from its existing test/purchase locations that name recognition, service and regular visits to end users that can be provided by certain potential strategic partners is extremely valuable in the sales process. Several hygiene and food safety companies have expressed an interest in a strategic alliance with the Company; however, no agreements have been reached and there can be no assurance that strategic alliances can be formed. As such, the Company will continue its internal sales efforts while endeavoring to arrange a strategic alliance.

RESULTS OF OPERATIONS:

         As a result of continued expenses and lower than expected sales described above under the caption "General Overview", the Company incurred significant losses during the current quarter and the fiscal year to date. The Company's efforts to obtain debt or equity financing have been adversely affected by these operating results.

LIQUIDITY AND CAPITAL RESOURCES.

         As of August 31, 1998, the Company had working capital of $204,458. The Company's cash balance at that date was $106,842. Approximately 65% of the Company's accounts payable as of August 31, 1998 have been past due for a substantial period of time.

         The Company requires additional funds to support its operations and believes that, because of its significant operating expenses and failure to generate a meaningful level of sales, the sources and amounts of additional capital available to the Company are limited. Accordingly, the Board of Directors has proposed that the Company offer shares of its Common Stock to a limited number of accredited investors in a private placement exempt from registration under the Federal securities laws pursuant to Regulation D. This proposal, which contemplates the sale of a minimum of 2,000,000 shares at $.15 per share for a total of $300,000 or a maximum of up to 2,666,667 shares at $.15 per share for a total of up to $400,000, is subject to approval of the Company's stockholders. The Company expects the expenses of such an offering to be approximately $25,000, which would result in net proceeds to the Company in the range of $275,000 to $375,000 depending upon the number of shares sold. No assurance can be given that the Company will be successful in completing the proposed private offering.

         If approved by the Company's shareholders, the private placement may take several weeks after shareholder approval to complete. To support current operations, the Company expects to borrow approximately $150,000 from private investors pursuant to secured promissory notes which will provide for interest at ten (10%) percent per annum and the repayment of principal and accrued interest on January 14, 1999. The Company expects to grant the lenders a security interest in its inventory to secure repayment of the indebtedness. It is anticipated that the indebtedness will be repaid out of the proceeds of the sale of Common Stock referred to above.

         Funds generated from the sale of existing inventory and the net proceeds from the sale of shares are expected to provide adequate working capital for the Company for approximately the next nine to twelve months. Management believes that the Company will establish a strategic alliance within that period of time which should facilitate the Company's ability to attract additional debt or equity financing, if required, on terms acceptable to it. There can be no assurance that strategic alliances can be formed, that the Company will be successful in completing the private offering or that the inventory can be sold.

FORWARD LOOKING STATEMENTS

Statements wherein the terms "believes", "intends", "expects" appear are intended to reflect "forward looking statements" of the Company. The information contained herein is subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements or paragraphs. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the most recent Annual Report on Form 10-K, Quarterly reports on Form 10Q and any Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER MATERIAL INFORMATION

RESIGNATIONS: Daniel Richard and Frederick Wilhelm have resigned as members of the Company's Board of Directors.

ELECTION OF GLENN COHEN AS PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY:

Glenn E. Cohen was elected President and Chief Executive Officer of the Company on October 15, 1998. Ron Heagle's employment with the Company has terminated. Mr.Heagle formerly served as President and Chief Operating Officer.

Glenn E. Cohen serves as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Cohen is a graduate of Boston University, with a Bachelor of Business Administration and Marketing. He is also a graduate of California Western School of Law and has been licensed to practice law in New Jersey since 1986. From 1986-1996, Mr. Cohen was Vice-President and General Counsel of Cohen/Schatz Associates, Inc., a land brokerage and development company in New Jersey, where he was responsible for over $200 million in annual sales.

ELECTION OF NEW DIRECTOR:

         On October 15, 1998, at a special meeting, the Board of Directors of the Company, decided to expand the number of members of the Board from 3 to 4 and to elect Joseph A. Louro to fill the vacancy on the Board. Mr. Louro will serve on the Board until the next annual meeting of shareholders or until a successor is elected or qualified.

         Mr. Louro has been actively employed in the building industry for over thirty years. Mr. Louro most recently served (1990-1998) as Vice President of Perma Corp. (Subsidiary of Amrep Corp., NYSE). Mr. Louro served as President of B & L Building Group (1987-1990); Vice President, New Jersey Division of Leisure Technology (BYSE) (1983-1987); Vice President and C.O.O.B.F.C. Lawrenceville Corp., a division of Berkeley Federal Savings and Loan (1979-1983); President of Shorelane Realty Corp. (1971-1979) and Vice President of Warren Development Corp. (1964-1971). Mr. Louro has served on the Freehold Township (NJ) Zoning Board and currently serves on the Freehold Township (NJ) Planning Board. Mr. Louro is a three (3) time Past President o the New Jersey Shore Builder's Association and currently serves on the Board of Trustees of that association.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule

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

                                    NET/TECH INTERNATIONAL, INC.

                                    /S/ GLENN E. COHEN
                                    ------------------------------------
                                    Glenn E. Cohen
                                    Chairman and Chief Executive Officer

Date: October 15, 1998

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

  27          Financial Data Schedule