Form 10-K
period 1998-11-30
NET TECH INTERNATIONAL INC
filed 1999-03-17
CIK 866492

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Net/Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Net/Tech International, Inc.
(a development stage company) as of November 30, 1998 and 1997, and the related consolidated statements of loss and cash flows for the years ended November 30, 1998 and 1997 and for the period from September 11, 1989 (inception) through November 30, 1998 and consolidated statements of stockholders' equity from inception through November 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Net/Tech International, Inc. as of November 30, 1998 and 1997 and the consolidated results of operations, cash flows and statements of stockholders' equity and deficit accumulated during the development stage from inception through November 30, 1998 in conformity with generally accepted accounting principles.


                                      MIRSKY, FURST & ASSOCIATES, P.A.

Fort Lee, New Jersey
March 5, 1999

Except for Note 3 which is
March 15, 1999

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                                     November 30,   November 30,
                                                        1998            1997
                                                    -------------   ------------
Current Assets
  Cash                                                   $160,334     $  832,502
   Accounts receivable                                      9,437              -
   Inventory                                                    -         41,479
   Prepaid expenses                                        12,419             --
                                                      -----------    -----------
             Total Current Assets                         182,189        873,981
                                                      -----------    -----------

Fixed Assets
------------

    Leasehold improvements                                 10,126         10,126
    Furniture and fixtures                                 44,023         35,494
    Machinery and equipment                                18,897         73,146
                                                      -----------    -----------
                                                           73,047        118,766
    Less:  Accumulated Depreciation                        26,474         20,096
                                                      -----------    -----------
                                                           46,573         98,670
                                                      -----------    -----------

Intangible Assets
   Patent application costs (net of accumulated            52,632         59,942
    amortization of $21,144 and $13,834 respectively)

Other Assets
   Security deposits                                       10,850          4,044
                                                      -----------    -----------

             TOTAL ASSETS                                $292,247     $1,036,637
                                                      ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F1

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      November 30,  November 30,
                                                          1998          1997
                                                     ------------   ------------
Current Liabilities
-------------------
   Accounts payable and accrued expenses and interest    $146,883     $  102,397
     Obligations under capital lease-current portion        1,759          1,504
                                                     ------------   ------------
              Total Current Liabilities                   148,642        103,902

Other Liabilities
-----------------
  Accrued compensation                                          -        125,000
  Obligations under capital lease                               -          1,759
  Deposits                                                  1,600              -
                                                     ------------   ------------
             Total Other Liabilities                        1,600        126,759
                                                     ------------   ------------
             Total Liabilities                            150,242        230,661

Stockholders' Equity (Deficit)
------------------------------
   Common stock, $.01 par value; 20,000,000
      authorized; 9,324,637 and
      6,689,210 shares issued and outstanding,
      respectively                                         93,246         66,892
   Additional paid-in capital                           5,920,140      4,538,589
   Deficit accumulated during the development stage   (5,871,381)    (3,799,504)
                                                     ------------   ------------
             Total Stockholders' Equity                   142,004        805,976
                                                     ------------   ------------
             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                     $292,247     $1,036,637
                                                     ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F2

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSSES


                                                                                       January 10,
                                                                                          1990
                                                     For the year     For the year     (inception)
                                                         ended           ended           through
                                                     November 30,     November 30,     November 30,
                                                          1998           1997             1998
                                                    ----------------  -------------    --------------
Revenue                                               $      36,022   $           -     $      36,022
COSTS AND EXPENSES:
  Cost of sales                                              14,674               -            14,674
  Marketing, general & administrative expenses            1,298,821         814,604         3,964,983
  Research, development and related expenses                419,013         391,939         1,381,794
  Depreciation and amortization                              20,266          18,974            90,681
                                                    ---------------   -------------     -------------

OPERATING  LOSS                                       $ (1,716,752)   $ (1,225,517)     $ (5,416,111)

OTHER (INCOME) AND EXPENSE:
   Interest income                                         (16,366)               -          (40,528)
   Interest expense                                             409             627            60,470
   Loss on abandonment of assets                            371,082               -           371,653
   Loss on abandonment of patents                                 -               -            33,675
   Write-off of investment                                        -               -            30,000
                                                    ---------------   -------------     -------------
                                                            355,125             627           455,270

NET INCOME (LOSS)                                     $ (2,071,877)   $ (1,226,144)     $ (5,871,382)

NET INCOME (LOSS) PER SHARE                           $      (0.29)   $      (0.20)
                                                    ===============   =============

Number of Shares Used In Computation                      7,085,086       6,024,262
                                                    ===============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F3

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                              January 10,
                                                                                                                 1990
                                                                                                              (inception)
                                                                                                                through
                                                                    November 30,      November 30,            November 30,
FISCAL YEAR ENDED                                                       1998              1997                   1998
-----------------                                                   ---------------   ---------------        ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                                 $  (2,071,877)    $  (1,226,144)          $  (5,871,382)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
             Depreciation                                                    12,873            14,564                  66,284
             Amortization of intangible assets                                7,394             4,410                  22,145
             Write-off of patents and trademarks                                  -                 -                  35,927
             Loss on disposal of assets                                  119,795.00                 -                 121,398
             Decrease in accrued expenses from Initial
                 public offering                                                  -                 -                  30,500
             Compensation and services paid in Common Stock                 182,905           219,000                 402,155
             Investment                                                                             -                  30,000
             Interest to affiliate paid in Common Stock                           -                 -                   6,856
             Accounts receivable                                             (9437)                 -                 (9,437)
             Inventory                                                       41,479          (41,479)                       -
             Prepaid expenses                                               (12419)                 -                (12,419)
             Security deposits                                               (6806)            17,990                (10,766)
             Accounts payable, accrued expenses and interest                 44,486            74,833                 200,414
             Accrued compensation                                          (125000)                 -               (125,000)
             Deposits                                                          1600                 -                   1,600
             Other                                                             (84)                 -                    (84)
                                                                    ---------------   ---------------        ----------------
            Total Adjustments                                               256,786           289,318                 759,573
                                                                    ---------------   ---------------        ----------------
NET CASH (USED IN)
   OPERATING ACTIVITIES                                                    -1815091         (936,826)             (5,111,809)
                                                                    ---------------   ---------------        ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
             Purchase of property and equipment-net                          -80572            -99695               (234,256)
             Patent and trademark acquisitions                                    -                 -                (82,704)
                                                                    ---------------   ---------------        ----------------
NET CASH (USED IN) INVESTING ACTIVITIES                              $     (80,572)    $     (99,695)          $    (316,960)
                                                                    ---------------   ---------------        ----------------


The accompanying notes to consolidated financial statements are an integral part of these statements. F4

                                       F4

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                            January 10,
                                                                                                               1990
                                                                                                            (inception)
                                                                                                              through
                                                                    November 30,      November 30,          November 30,
FISCAL YEAR ENDED                                                       1998              1997                 1998
-----------------                                                  -------------   ---------------      --------------
CASH FLOW FROM FINANCING ACTIVITIES:
             Issuance of common stock                                  1,225,000           1312750           2,993,985
             Loan proceeds from affiliate                                      -                 -             634,182
             Repayment of debt to affiliate                                    -                 -           (169,357)
             Financing via capital leases                                      -                 -               4,551
             Other                                                             -                 -                (16)
             Proceeds from debt                                                -                 -             130,000
             Deferred public offering costs                                    -                 -            (84,496)
             Issuance of common stock net of offering costs                    -                 -           1,054,078
             Proceeds from options sold                                        -           480,000             480,000
             Principal payments under capital lease                      (1,505)           (1,287)             (2,792)
             Proceeds of warrants exercised                                    -                 -             548,968
                                                                   -------------   ---------------      --------------
NET CASH PROVIDED BY                                                   1,223,495         1,791,463           5,589,103
                                                                   -------------   ---------------      --------------
   FINANCING ACTIVITIES
Net Increase (Decrease) in Cash and Cash Equivalents                   (672,168)           754,942             160,334
                                                                   -------------   ---------------      --------------
   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                           832,502            77,560                   -
                                                                                   ---------------      --------------

   CASH AND CASH EQUIVALENTS END OF YEAR                               $ 160,334         $ 832,505            $160,334
                                                                   =============   ===============      ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F5

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                            January 10,
                                                                                                               1990
                                                                                                            (inception)
                                                                                                              through
                                                                    November 30,      November 30,          November 30,
FISCAL YEAR ENDED                                                       1998              1997                 1998
-----------------
                                                                  -----------------  ----------------  ----------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest                                                                  $ 409             $ 627                 $ 1,036
   Income Taxes                                                                $ -               $ -                     $ -




Supplemental schedule of noncash activities:

   The Company recognized consulting expense of $12,605 for common stock in connection with contracts to vendors. The Company recognized $170,300 in compensation expense on options granted an employee. The expense was calculated on the difference between the fair market value of the options less the exercise price on the date of grant. The Company abandoned its original prototype and sustained a loss of $119,795 which was net of accumulated depreciation of $6,495. The Company abandoned all of its inventory in relation to the original prototypes and sustained a loss in the amount of $251,288.



The accompanying notes to consolidated financial statements are an integral part of these statements.



                                       F6


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       INCEPTION THROUGH NOVEMBER 30, 1998

                                                                                     Deficit        Total
                                                                                   Accumulated      Share-
                                                                                   During the       holders'
                                           Common        Stock    Additional Paid  Development      Equity
                                           Shares        Amount      in Capital       Stage        (Deficit)
                                        -----------   -----------   -----------    -----------    -----------
JANUARY 10, 1990 (INCEPTION)

Shares issued at $.01 per unit
   For cash-private placement             3,162,500   $    31,625            --             --    $    31,625
   For promotional service provided          25,000           250            --             --            250
   For subscription receivable              750,000         7,500            --             --          7,500
   For organizational costs provided        100,000         1,000            --             --          1,000
   For patent assignment                    200,000         2,000            --             --          2,000

Shares issued at $1.00 per unit
   For cash-private placement               130,000         1,300       128,700             --        130,000
   Exercise of options                       30,000           300        29,700             --         30,000

                  Net (Loss)                                                          (154,151)      (154,151)
                                        -----------   -----------   -----------    -----------    -----------

          BALANCE NOVEMBER 30, 1990       4,397,500   $    43,975   $   158,400    ($  154,151)   $    48,224

DECEMBER 1, 1990 TO NOVEMBER 30, 1991

                  Net (Loss)                     --            --            --       (144,403)      (144,403)
                                        -----------   -----------   -----------    -----------    -----------

          BALANCE NOVEMBER 30, 1991       4,397,500   $    43,975   $   158,400    ($  298,554)   ($   96,179)

DECEMBER 1, 1991 TO NOVEMBER 30, 1992

Shares issued at $7.00 per share
   For cash - IPO                           149,110         1,491     1,042,279             --      1,043,770

Shares issued at $2.33 per share
   For Convertible Note                      55,787           558       129,426             --        129,984

Shares issued at $2.00 per share
   For Inside A Warrants                     10,000           100        19,900             --         20,000

Shares issued at $2.67 per share
   For Inside B Warrants                     10,000           100        26,600             --         26,700

Reduction of deferred offering costs             --            --      (212,813)            --       (212,813)

                  Net (Loss)                                                          (662,629)      (662,629)
                                        -----------   -----------   -----------    -----------    -----------

          BALANCE NOVEMBER 30, 1992       4,622,397   $    46,224   $ 1,163,792    ($  961,183)   $   248,833
                                        ===========   ===========   ===========    ===========    ===========

                                       F7


                           NET/TECH INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998

                                                                                     Deficit        Total
                                                                                     Accumulated    Share-
                                                                       Additional    During the     holders'
                                             Common       Stock         Paid-In      Development    Equity
                                             Shares       Amount        Capital        Stage        (Deficit)
                                          -----------   -----------   -----------   -----------    -----------
DECEMBER 1, 1992 TO NOVEMBER 30, 1993

Shares issued at $7.50 per share
        For - IPO A Warrants                   33,230           332       248,893            --        249,225

Shares issued at $4.66 per share
       For Convertible Note A Warrants            500             5         2,325            --          2,330

Shares issued at $2.00 per share
        For Inside A Warrants                  25,000           250        49,750            --         50,000

Shares issued at $2.67 per share
            For Inside B Warrants               5,000            50        13,320            --         13,370

Proceeds from private placement:
       Shares issued at $2.50 per share        60,000           600       148,386            --        148,986

       Shares issued at $6.00 per share         3,000            30        17,870            --         17,900

       Shares issued at $2.42 per share        92,000           920       222,080            --        223,000

       Shares issued at $2.33 per share        10,000           100        23,250            --         23,350

Shares issued at $4.00 per share
          For Professional Services             2,000            20         7,980            --          8,000

                  Net (Loss)                                                           (656,814)      (656,814)
                                          -----------   -----------   -----------   -----------    -----------

          BALANCE NOVEMBER 30, 1993         4,853,127   $    48,531   $ 1,897,646   ($1,617,997)   $   328,180

December 1, 1993 to November 30, 1994

Proceeds from private placement:
       Shares issued at $2.75 per share         2,000            20         5,480            --          5,500

                  Net (Loss)                                                           (521,615)      (521,615)
                                          -----------   -----------   -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1994         4,855,127   $    48,551   $ 1,903,126   ($2,139,612)   ($  187,935)
                                          ===========   ===========   ===========   ===========    ===========

                                       F8


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998

                                                                                      Deficit         Total
                                                                                      Accumulated     Share-
                                                                        Additional    During the      holders'
                                             Common       Stock         Paid-In       Development     Equity
                                             Shares       Amount        Capital         Stage        (Deficit)
                                           ---------    -----------    -----------   -----------    -----------
DECEMBER 1, 1994 TO NOVEMBER 30, 1995

                  Net (Loss)                                                           (235,508)      (235,508)
                                          ---------    -----------    -----------   -----------    -----------

          BALANCE NOVEMBER 30, 1995       4,855,127    $    48,551    $ 1,903,126   ($2,375,120)   ($  423,443)
                                          ---------    -----------    -----------   -----------    -----------

DECEMBER 1, 1995 TO NOVEMBER 30, 1996

Shares issued at $1.25 per share for        149,874          1,499        185,844            --        187,343
    Inside A & B Warrants

Proceeds from private placement:
Shares issued at $0.25 per share            150,000          1,500         36,000            --         37,500

Shares issued at $1.00 per share
       to acquire Pressure Point Tech        25,000            250         24,750            --         25,000

Shares issued at $1.00 per share
             for Convertible Loan           517,211          5,172        512,039            --        517,211

                  Net (Loss)                                                           (198,241)      (198,241)
                                          ---------    -----------    -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1996       5,697,212    $    56,972    $ 2,661,759   ($2,573,361)   $   145,370
                                          ---------    -----------    -----------   -----------    -----------

DECEMBER 1, 1996 TO NOVEMBER 30, 1997

Proceeds from private placement:
Shares issued at $1.25 per share            626,000          6,260        776,240            --        782,500

Sale of options for $1.00 per option             --             --        200,000            --        200,000
    with an exercise price of $2.50

Sale of options for $.25 per option              --             --        270,000            --        270,000
    with an exercise price of $2.50

Shares issued at $1.50 per share upon       349,998          3,500        521,500            --        525,000
    exercise of stock options

                                       F9

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998

                                                                                               Deficit            Total
                                                                                               Accumulated         Share-
                                                                       Additional     During the         holders'
                                            Common        Stock         Paid-In      Development         Equity
                                            Shares        Amount        Capital         Stage           (Deficit)
                                          ---------    -----------    -----------   -----------    -----------

Shares issued upon exercise of
    stock options                            16,000            160         15,090            --         15,250

Compensation expense for issuance                --             --         94,000            --         94,000
    of stock options
                  Net (Loss)                                                         (1,226,144)    (1,226,144)
                                          ---------    -----------    -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1997       6,689,210    $    66,892    $ 4,538,589   $(3,799,505)   $   805,976
                                          ---------    -----------    -----------   -----------    -----------

DECEMBER 1, 1997 TO NOVEMBER 30, 1998

Shares issued at $2.00 per share            245,000           2450         487550            --        490,000

Shares issued upon exercise of               20,000            200          24800            --         25,000
    stock options

Shares issued at $1.25 per share            100,000           1000         124000            --        12,5000

Shares issued for consulting services        11,858         118.58          27486            --         27,605

Shares issued as compensation expense         1,429          14.29           4985            --          5,000

Shares issued at $1.75 per share             57,143         571.43          99428            --        100,000

Shares issued at $1.50 per share            100,000           1000         149000            --        150,000

Proceeds from private placement
Shares issued at $.15 per share           2,099,997       20999.97         294000            --        315,000

Compensation expense for issuance                --             --         170300            --        170,300
    of stock options
                  Net (Loss)                                                         (2,071,877)    (2,071,876)

          BALANCE NOVEMBER 30, 1998       9,324,637    $    93,246    $ 5,920,140   $(5,871,382)   $   142,004
                                          =========    ===========    ===========   ===========    ===========


Share prices are rounded to the nearest penny.

The accompanying notes to financial statements are an integral part of these statements.


                                       F10

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998

NOTE 1 -BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

The Company was incorporated in Delaware on January 10, 1990. The Company is the developer of the patented Hygiene Guard Hand Wash Reminder and Monitoring technology which prompt and verifies employee hand washing in any environment where hygiene is a priority. See Note 2 and Note 2a.

In 1993, the Company formed Multi-Monitoring Systems, Inc., a Delaware Corporation. As of November 30, 1995, no shares have been issued and the company has no financial activity, therefore, it is not consolidated with Net/Tech. In October 1995, the Company acquired Pressure Point Technologies (see Note 3). The financial statements include the accounts for this subsidiary from the date of acquisition.

CASH EQUIVALENTS

Cash and equivalents consist of highly liquid interest bearing investments with a maturity date at acquisition of three months or less.

ACCOUNTS RECEIVABLE

The Company examines its accounts receivable for their collectibility. As of November 30, 1998, the Company believes that all accounts receivable are fully collectible.

INVENTORY

The inventory is stated at the lower of cost or market in the year 1997. For the fiscal year ended November 30, 1998 the inventory was written down to zero and abandoned.

PROPERTY AND EQUIPMENT:

Property and Equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold Improvements are amortized over the shorter of the respective life of the lease or the useful life of the improvements.

The capitalized prototype costs and related accumulated depreciation were written off in 1998.

Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed and the resulting profit or loss will be reflected in income. Expenditures for maintenance and repairs are charged against income as incurred.

Estimated useful lives are as follows:

          Machinery and Equipment                   5 - 10 years
          Furniture and Fixtures                    5 - 7 years

INTANGIBLE ASSETS:

Costs incurred in connection with filing patent and trademark applications are capitalized. Patents and trademarks granted are amortized on a straight line basis over a lifetime of 10 and 3 years, respectively.
Abandoned patents are expensed in the year of abandonment.

                                      F11

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Long lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. The adoption of SFAS No. 121 did not have a material impact on the results of operations or financial position of the Company. During the year ended November 30, 1998, the Company continued its policy of accounting for impairment of long lived assets resulting in the write off of the prototype.

ORGANIZATION COSTS

Organization costs were capitalized and are being amortized over a five year period.

RESEARCH AND DEVELOPMENT COSTS

Research, development and related engineering costs are expensed as incurred.

LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The loss per common share for the fiscal years 1998 and 1997 was computed by dividing the net loss by the weighted average number of common shares outstanding during such periods. Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which replaces current Earnings Per Share (EPS) reporting for interim and annual periods ending after December 15, 1997 and requires a dual presentation of basic and diluted EPS. Adoption of SFAS No. 128 is not expected to have a material impact on the Company's per share data.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

EMPLOYEES STOCK PLANS

The Company accounts for its stock options in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock
Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB No. 25 for purposes of determining net income and has adopted the pro forma disclosure requirement of SFAS No. 123 effective December 1, 1996. (See Note 8).

                                      F12

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a complete set of general purpose financial statements; and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a Company's business segments and related disclosures about it's products, services, geographic areas and major customers. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of the new standards will not have a material effect on the financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will not impact the financial results of the Company.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 Employers Disclosures About Pensions and Other Post Retirement Benefits, which revises employers' disclosures about pension and other post retirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer deemed useful. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoptions of this standard will not have a material effect on the financial results of the Company.

NOTE 2 - LIQUIDITY AND BUSINESS RISKS

The Company had sales of $36,000 in the current year ended November 30, 1998. The Company had an accumulated deficit of $5,871,382 as of November 30, 1998. The accumulated deficit was $3,799,505 on November 30, 1997. Such losses have resulted principally from research and development expenditures and engineering costs, as well as the expansion of the company's staff including sales, marketing and technical support. After the introduction of the product in 1998 the company decided to abandon the original model and engineer a smaller less complex model. As a result the company wrote off its inventory and prototype. The Company also decided to cut its sales, marketing and technical support payroll at the end of fiscal 1998.

During the year the company raised capital by the issuance of 2,635,427 shares of common stock for $1,237,605. Substantially all the shares were subject to Rule 144 of the Securities Exchange Commission.

NOTE 2A) MATERIAL SUBSEQUENT EVENTS

In March 1999, the Company sold its patent estate and product development. Under the terms of the agreement, the Company will receive 10% percent of net U.S. sales of the patented hand wash reminder and monitoring technology for a period of 10 years. The Company will also receive 5% of net U.S. sales for the next two years, 2 1/2% of net U.S. sales for the following three years and 7% of all foreign net sales for a period of ten years. In addition, the Company will receive a down payment of $50,000 and minimum guaranteed payments of $12,000 per month for a period of twenty months. The purchaser will also fund product development, patent prosecution protection and worldwide marketing.

                                      F13

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998

Prior to the signing of this contract, the Company could not meet its present working capital obligations. The Company has been extremely slow in paying its accounts payable. Certain vendors have contacted the Company and made demand for payment. The Company believes that the signing of this contract will put it in a position to meet its present and future working capital obligations. However, even though there are minimum guaranteed payments to the Company, there is still a risk factor to be assumed by investors. While the contract provides for initial payments totaling $290,000 additional revenue is contingent upon GOJO's sales of the patented equipment.

NOTE 3 - ACQUISITIONS

In November 1997, the Company acquired Hospitality Marketing and Purchasing Corp., (HMP) for 100,000 authorized but unissued shares of common stock in exchange for 100% of the stock of HMP. HMP is a Florida Corporation formed by Ron Heagle. HMP assets consisted principally of a planned Health and Food safety reference guide and catalog and the industry acumen of Mr. Heagle. Accordingly, the shares issued to HMP were accounted for as an incentive signing bonus for the personnel services of Mr. Heagle and were charged to the statement of operations in the amount of $125,000. The shares were not issued until December 1997, the resulting expense and liability have been accrued as of November 30, 1997. The shares were valued at the value ascribed to other Rule 144 stock issued in the period of the acquisitions. On October 15, 1998, Mr. Heagle's employment was terminated by the Board of Directors.

In October 1996, the Company acquired 100% of the common stock in Pressure Point Technologies, Inc., in a transaction accounted for under the purchase method.
The Company issued 25,000 shares of authorized but unissued stock in consideration for the stock acquired. Pressure Point Technologies was incorporated in Michigan in 1996, and the assets of the company consist primarily of the technology for a battery less remote control for which a patent was granted on March 31, 1998.

NOTE 4 - CONVERSION OF DEBT

Beginning in April 1994, the Company borrowed capital for operations from CRYO-CELL International, Inc. The amounts borrowed were in the form of convertible notes due on demand at an interest rate of 10% per annum. The notes were convertible into the common stock of Net Tech International, Inc. at CRYO-CELL'S discretion. All of the Company's patent rights were assigned to CRYO-CELL as collateral for the notes.

On November 1, 1995, both boards of directors of the respective companies resolved to convert the notes into shares of restricted common stock valued by the Company at $1. The Company issued 517,211 shares which satisfied $52,386 in accrued interest and the remaining $464,825 principal amount due.

NOTE 5 - PATENTS

Patents have been granted on the Hygiene Guard, TM, and on the water dispensable technology. The patent applications and rights were assigned by the co-inventors to the Company. The assignments included rights to all related developments, modifications and improvements. In consideration of the assignments each of the co-inventors received 100,000 shares of common stock of the Company, valued at $1,000, which approximates costs incurred by the co-inventors. The patent rights were capitalized and recorded as an asset.

A patent has also been granted on a battery less remote technology and was valued at $25,000 which is the value of the shares given. (See Note 3 )

                                      F14

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998

NOTE 6 - WARRANTS

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

NOTE 7 - OPTIONS

In 1992 the Company adopted an Employee Incentive Stock Option Plan providing for 250,000 shares to be available and the Company has set aside a reserve of shares of that amount for this purpose. In addition, the Company has issued Non-Employee Stock Options to individuals whose contribution and assistance is of benefit to the Company.

Stock option activity was as follows for the two years ended November 30, 1998:

                                                                Weighted Average
                                             No. of Shares       Exercise Price
                                             -------------       --------------

Outstanding at November 30, 1996                   185,000         $   1.19

Granted                                          2,317,500         $   2.02
Exercised                                          365,000         $   1.48
Terminated                                               0                0

Outstanding at November 30, 1997                 2,137,500         $   2.02

Granted and Purchased                              490,000         $   1.66
Exercised                                           20,000         $   1.25
Terminated                                         130,000         $   2.35

Outstanding at November 30, 1998                 2,477,500         $   1.95


Significant option groups outstanding at November 30, 1998 and related price and life information follows:


                                                                         Weighted Average
   Range of Exercise                                Weighted Average       Remaining
        Price                      Outstanding       Exercise Price     Contractual Life
        -----                      -----------       --------------     ----------------

    $0.15 to $1.00                  405,000              .30                 3.5
    $1.01 to $2.00                  877,500             1.63                 1.7
    $2.01 to $4.9                 1,080,000             2.50                 3.5
    $5.00                           115,000             5.00                 2.5


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock, Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. Accordingly, in 1997, $94,000 in compensation expense was recognized for its stock-based compensation. During the year ended November 30, 1998, $170,300 in compensation expense was recognized for the Company's stock based compensation. Had compensation cost for the options been determined based upon the fair value at the grant date consistent with the alternative fair value accounting

                                      F15

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998

provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been $2,253,040 and $.32 for the year ended November 30, 1998, and $1,708,719 and $.28 for the year ended November 30, 1997. The weighted average fair value of each option granted during fiscal 1998 is estimated at $.72 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%, expected life of 3.2 years, expected volatility of 1.27% and no dividend yield. The weighted average fair value of each option granted during fiscal 1997 is estimated at $1.36 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.3%, expected life of 1.2 years, expected volatility of 133%, and no dividend yield.

Weighted average grant date fair values are shown below for groups where the stock price equals, exceeds and is less than the exercise price.


                                            Weighted Average            Weighted Average
                                            FAIR VALUE PER SHARE     EXERCISE PRICE PER SHARE
                                            --------------------     ------------------------

         1998
         Stock Price - Exercise Price            $   .62                   $    .25
         Stock Price - Exercise Price            $   .84                   $   3.47

         1997
         Stock Price - Exercise Price            $  2.02                   $   1.22
         Stock price - Exercise Price            $  1.02                   $   1.25


The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

NOTE 9 - STOCKHOLDERS' EQUITY

Other stock reserved for future issuance is as follows:

  DESCRIPTION                            NUMBER OF SHARES          EXPIRATION
  -----------                            ----------------          ----------

Reserve for options purchased by
non-employees                              1,530,000              1/99 to 01/00

Reserve for options granted for
non-employees                                272,500              5/99 to 11/03

Reserve for granted employee
options                                      650,000              1/99 to 10/03


$250,000 shares of the Company's stock has been put into reserve for an Employee Stock Option Plan (the Plan). Employee Options granted under the Plan are exercisable at 100% of the current market price and have a term of five years from the date of grant. The options immediately terminate on the employee's termination or in the case of permanent and total disability, the option are exercisable for a period of 30 days after termination.

                                      F16

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998

NOTE 10 - RELATED PARTY TRANSACTIONS

Cryo-Cell International Inc. owns 16.7% of the company's issued and outstanding stock at November 30, 1998. It owned 28.2% as at November 30, 1997. There was no intercompany charges.


NOTE 11 - SERVICES CONTRIBUTED

1) In 1990, promotional services were provided by an independent contractor in consideration for 25,000 shares of the Company's common stock. The Company had negotiated the fair value of the promotional services rendered under the terms of the agreement to be $250. The Company has recorded the shares issued at the fair market value of the service and expensed the promotion fees.

2) In 1990, organization costs were provided by an independent contractor in consideration for 100,000 shares of the Company's common stock. The Company had been billed $1,000 and determined the fair value of the costs incurred to be $1,000. The Company had recorded the shares issued at the fair market value of the costs and capitalized the organization costs (see Note 1).

3) In 1993, a company was issued 2,000 shares of common stock at $4.00 per share for promotional services.

4) During the year ended November 30, 1997, a key employee was issued 107,058 shares of common stock as a signing bonus and for services rendered.

5) During the year ended November 30, 1997, another employee was issued 1,429 shares of common stock shares for services rendered.

6) During the year ended November 30, 1998, two companies were issued a total of 4,800 shares of common stock for consulting services.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office space in Red Bank, New Jersey. The following schedule summarizes future minimum lease payments required under a non-cancelable operating lease as of November 30, 1998: The lease expires in 2001.

                1999                              $  48,488
                2000                              $  49,582
                2001                              $  12,530

Rent expense for the periods ending November 30, 1998 and November 30, 1997 was $56,175 and $25,015, respectively.

On October 15, 1998, the Company entered into a 5 year employment agreement with
the  Company  President.   During  a  portion  of  fiscal  1998,  the  President
voluntarily waived his salary in an effort to conserve company resources.

                                      F17

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998


NOTE 13 - INCOME TAXES

No provision for income taxes was recorded for the two fiscal years ended November 30, 1998 and 1997 due to net operating losses incurred. Net operating loss carry forwards for federal tax purposes of approximately $5,472,000 expire from 2005 through 2013.

The company's gross deferred tax assets of $1,800,000 and $1,290,000 at November 30, 1998 and 1997 respectively, represent the tax effect of net operating loss carry forwards. Based upon the Company's earnings history, a valuation allowance equal to the amount of the deferred tax assets is required to reduce the Company's deferred tax assets to the amount realizable at present.


NOTE 14. - CAPITAL LEASES

The Company leases certain equipment under a capital lease. Leased property under capital leases include:

                             1998                       1997
                             ----                       ----

         Equipment         $4,551                      $4,551

At November 30, 1998 the future minimum lease payments required under capital leases are as follows:

         FISCAL YEAR ENDING

         November 30, 1999                               $1,913

         Less: Imputed interest                             154
                                                         ------
         Present value of minimum
         lease payments                                  $1,759

NOTE 15. - INITIAL PUBLIC OFFERING

In January 1992, the Company successfully completed its initial public offering in which the Company raised $1,043,770 from the sale of 149,110 units at $7.00 per unit. After expenses, this resulted in a cash flow to the Company of approximately $885,000.

                                      F18

                          NET TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                NOVEMBER 30, 1998


NOTE 16. - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fourth quarter of 1997 was adversely affected by accounting for the purchase of HMP as employee compensation in the amount of $125,000 and significant research and development cost incurred.

Fourth quarter of 1998 was adversely affected by the write off and abandonment of the prototype and the product line inventory in the amounts of $119,795 and $251,288 respectively. The fourth quarter was also affected by the value of the option issued to an employee as compensation in the amount of $170,300.

                     1st              2nd              3rd               4th
1997               QUARTER          QUARTER          QUARTER           QUARTER
----               -------          -------          -------           -------

Net Loss          $   56.338       $  158,678       $  197,868        $ 813,260
                  ==========       ==========       ==========        =========

Loss per share    $      .01       $      .03       $      .03        $     .12
                  ==========       ==========       ==========        =========

Shares used in
Computation
                   4,860,806        5,855,417        5,924,009        6,677,034
                   =========        =========        =========        =========

1998

Net Loss
                  $  399,205       $  427,608        $ 355,574        $ 889,490
                  ==========       ==========        =========        =========

Loss per Share    $      .06       $      .06        $     .05        $     .13
                  ==========       ==========        =========        =========

Shares used in
Computation        6,820,419        6,872,495        6,872,495        7,085,086
                   =========        =========        =========        =========

                                      F19

                                    PART III


Documents incorporated by reference: The information required by Part III of From 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or about March 30, 1999.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits
                        3.1      Certificate of Incorporation
                        3.2      By-Laws (1)
                        4.1      Underwriter's Option (1)
                        10.2     Agreement with CRYO-CELL (1)
                        10.3     Long  term  Scientific   Consultation  Contract
                                 dated February 11, 1992 between the Company and
                                 Dr. Charles L. Beatty and Polymer  Products and
                                 Services  Co.,  including   assignment  of  all
                                 patent rights by Consultant (2)
                        10.4     Agreement with Valgene Associates, Dated August
                                 6, 1992 (3)
                        10.41    Agreement with Human Services Risk  Management,
                                 Inc. dated May 29, 1993 (3)
                        10.5     Employment   Agreement   dated  June  17,  1991
                                 between the Company and Joseph Knauer (2)
                        10.51    Employment  Agreement  dated  December 28, 1993
                                 between the Company  and Robert  Anthony  Fenno
                                 (3)
                        10.6     Convertible  Note to  CRYO-CELL  International,
                                 Inc. dated November 30, 1994 (3)
                        10.7     Convertible  note to  CRYO-CELL  International,
                                 Inc. dated November 30, 1995 (4)
                        10.8     Agreement  with  Pressure  Point  Technologies,
                                 dated October 29, 1996 (5)
                        10.9     Agreement  with Stainless  Design  Corporation,
                                 dated April 4, 1996 for Phase I development  of
                                 Hygiene Guard (5)
                        10.10    Agreement  with Stainless  Design  Corporation,
                                 dated October 31, 1996 for Phase II development
                                 of Hygiene Guard (5)
                        10.11    Agreement  between  the  Company  and  Glenn E.
                                 Cohen (5)
                        10.12    Employment  Agreement  dated  October  15, 1998
                                 between the Company and Glenn E. Cohen
                        21       List of Subsidiaries (5)
                        27       Financial Data Schedule

               (b)      Reports on Form 8-K
                        8-K filed October 16, 1998 relating to Item 6 and 7

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement of Form S-1 (No.33-36198).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1991.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1999.


                                       NET/TECH INTERNATIONAL, INC.



                                       By: /s/ GLENN E. COHEN
                                       -----------------------------------------
                                               Glenn E. Cohen
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below on March 16, 1999 by the following persons in the capacities indicated:

         /s/ KNUD GOTTERUP                                     Director
         ------------------------------
             Knud Gotterup


         /s/ JOSEPH LOURO                                      Director
         ------------------------------
             Joseph Louro