Form 10KSB/A
period 1998-11-30
NET TECH INTERNATIONAL INC
filed 1999-03-17
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                               (Amendment No. 1)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended November 30, 1998.

                         Commission File Number 33-36198

                          NET/TECH INTERNATIONAL, INC.
                 ----------------------------------------------
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

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None

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

Issuer's Revenues for its most recent fiscal year:  $36,022.

As of January 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $3,315,286. The market value of Common Stock of the Issuer, par value $.01 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was 3.

The number of shares outstanding of the Issuer's Common Stock, par value $.01 per share, as of January 29, 1999: 9,389,096.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or about March 30, 1999.

                                     PART 1

Item 1. Description of Business
        -----------------------

OVERVIEW OF BUSINESS

         Net/Tech International, Inc. is a Delaware Corporation, is the developer of the patented Hygiene Guard Hand Wash Reminder and Monitoring technology which prompt and verifies employee hand washing in any environment where hygiene is a priority.

         Net/Tech International was founded in 1990. Prior to April 1996, the Company was focused on commercializing its patented technology for water dispersible products. The Company developed a prototype of the water dispersible product, which was successfully tested by the US Military. At that time the product could not be produced cost effectively enough to be competitive with styrofoam. The Company retains ownership to its water dispersible patents and may determine to investigate the potential to commercialize this technology.

         During fiscal 1996 the Company made a determination to focus on its patented Hygiene Guard Hand Wash Reminder and Monitoring technology. The Company strategy was to capitalize on the growing demand for health and food safety products as a result of serious food borne illness outbreaks which have substantially increased in frequency in the United States and abroad.

         Between 1996 and until October 1998 the Company raised funds and focused its efforts in order to accomplish the following: 1) Completion of the design and development of the Hygiene Guard Hand Wash Reminder and Monitoring System Series 4000/5000 2) Field testing and manufacturing of the Hygiene Guard product line 3) Introduction of the product line to the food service and medical industries 4) Hired executives to develop a complete food safety catalog in order to position the Company as a food safety solution provider.

         Net/Tech's initial product development focus was to produce a Hygiene Guard product capable of identifying employees who did not wash after using the restroom facilities and to create a reporting system for overall employee hand washing. As a result of this design criteria the Company designed a Hygiene Guard Series 4000 product, which required a hard wire installation and a Windows 95' computer in order to run the system.

         The Company received tremendous media exposure (including CNN Worldwide) and was successful in its initial marketing efforts, receiving test purchase orders from many well-known fast food chains including KFC, Big Boys, WhatABurger, Arbys, Chilis and other well known companies.

         After extensive testing and evaluation, the Hygiene Guard product line was deemed to have important benefits and be of substantial value to endusers hand washing activity. However, endusers noted the following drawbacks, which made them reluctant to commit to substantial purchases. 1) Necessity of a costly hard wire installation. 2) Cost of the system (approximately $2500 per store).
3) Complexity of operating a computer in order to run the system. As a result of these drawbacks these companies were unwilling to place substantial purchase orders. All the fast food chains involved however, did indicate a significant interest in a simple Hygiene Guard type system that would remind the employees to wash and make sure they get to the sink. In addition, specific endusers indicated a strong interest in monitoring hand washes upon entry into the kitchen.

         As a result of the Company's inability to achieve substantial commitments from endusers the Company was unable to secure the necessary financing to execute its business plan to become a complete food safety solutions provider. Additionally, the Company was forced to abandon its plans for completing a health and food safety catalog and for development of distribution channels for its existing systems.

         In October 1998 the Company made a decision to focus its efforts on 1) developing a less expensive, less sophisticated version of the Hygiene Guard product line. 2) Establish a strategic partnership or agreement with an international food safety related company in order to market the Company's hand washing systems throughout the world. The Company determined it was necessary to pursue a strategic alliance in order to effectively market its systems since the Company did not have the resources to manufacture cost effectively or create its own distribution channels.

GOJO INDUSTRIES AGREEMENT

         In July 1998 the Company initiated discussions with industry leading international hygiene related companies in an effort to establish a strategic relationship to market the next generation of the Hygiene Guard product line.

         After a market analysis and multiple negotiations the Company has chosen to enter into a worldwide exclusive agreement with GOJO Industries, Inc. GOJO, developer of the Purrell hand sanitizer, is an industry leading provider of soap and hand hygiene products to the worldwide food service and medical markets. GOJO is a privately held company located in their state of the art 500,000 square feet facility near Akron, Ohio. GOJO employs over 800 people and is an industry leader in food service, institutional and health care markets. GOJO products are sold in 46 countries worldwide.

         Under the March 15, 1999 agreement, Net/Tech has agreed to sell its entire hand washing technology patent estate and product development to date to GOJO in return for 10% of GOJO US net sales of the patented hand wash reminder and monitoring equipment for a period of 10 years and 5% of sales for 2 years and 2 1/2% for 3 years. Also Net/Tech will receive 7% on foreign net sales of the patented equipment for a period of 10 years. The agreement also states GOJO's intention to fund product development, patent prosecution, protection and worldwide marketing. In addition, GOJO will make a substantial down payment and monthly payments to Net/Tech for a total of 20 months totaling $290,000.

         The Company believes this Agreement with GOJO is the best alternative available to successfully commercialize the Hygiene Guard Hand Wash Reminder & Monitoring technology worldwide.

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

         On January 18, 1991, the Company filed for US patent protection on the Hygiene Guard(TM) invention. A patent was granted on April 13, 1993 (No. 5,202,666). All patent rights have been assigned to the Company by the inventors, Daniel D. Richard and Herman Knippscheer. The Company intends to file additional US and International patents for the different variations and applications of the Hygiene Guard systems it intends to manufacture.

         The Company has made a provisional patent application and three corresponding applications to the US patent office on April 29, 1998 and November 20, 1998 respectively relating to its Hygiene Guard systems. These new applications and the entire Hygiene Guard patent estate is being sold to GOJO Industries as part of the GOJO agreement. All inventors have assigned the patent rights to the Company.

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

COMPETITION

         The Company has identified at least one other manufacturer of hand wash monitoring systems, and believes that the proposed Hygiene Guard series 1000 - 3000 product line offers features and cost savings currently unavailable in the marketplace.

RESEARCH AND DEVELOPMENT

         On November 9, 1998 the Company entered into an agreement with XL Research, Inc. for the hardware, software design and development of the new Hygiene Guard Series 2000/3000. The Company has spent approximately $419,013 during the fiscal year ended November 30, 1998 on total research and development costs. These funds were spent in order to both refine and manufacture the Hygiene Guard Series 4000 and development of the Hygiene Guard Series 2000/3000. Approximately $66,046 of these expenses were unpaid as of November 30, 1998.

EMPLOYEES

         As of November 30, 1998 the Company had 3 full time employees.

Item 2. Description of Property
        -----------------------

         The Company leases approximately 4700 square feet in Red Bank, New Jersey, with an annual rent of $63,150.24. The current lease expires March 2001.

         On August 14, 1998 the Company subleased approximately 700 square feet with an annual rent of $9,600. Subsequent to November 30, 1998 the Company also subleased an additional 2500 square feet with an annual rent of $36,000. The Company's total space subleased is +/- 3200 square feet which provide sublease income of $45,600 annually.

Item 3. Legal Proceedings
        -----------------

        NONE

Item 4. Submission of Matter to Vote of Security Holders
        ------------------------------------------------

         The Company held a special meeting of shareholders on October 29, 1998 for the following purposes:

         1) To consider and act upon a proposal to issue and sell a minimum of 2,000,000 shares and a maximum of 2,666,667 shares of the Company's Common Stock, $.01 par value (the "Common Stock"), at a price of $.15 per share, pursuant to a private offering of Common Stock to be conducted by the Company which will result in aggregate gross proceeds of approximately $300,000 if the minimum number of shares are sold and $400,000 if the maximum number of shares are sold.

         2) To consider and act upon a proposal to grant Glenn E. Cohen, Chairman, President and Chief Executive Officer of the
                  Company, an option to purchase 1,000,000 shares of the Company's Common Stock for $.15 per share (the "Option"). If approved by stockholders, the Option will be immediately exercisable with respect to 250,000 shares. The Option shall become exercisable with respect to the remaining 750,000 shares only if (i) the Company achieves revenues of $1 million or more from and after the date of grant (October 15, 1998) of the Option, (ii) there is a change in control of the Company or (ii) the termination, under certain circumstances, of Mr. Cohen's employment with the Company.

Both proposals were approved by the shareholders. The following is a tally of votes:

         (1)      For:  3,816,911     Against:  69,000           Abstain:  0
         (2)      For:  3,743,311     Against:  142,500          Abstain:  100

Item 5. Market for the Registrants Common equity and Related Stockholder Matters
        ------------------------------------------------------------------------

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

                                                       High Bid         Low Bid
                                                       --------         -------
                                    1998
                                    ----
                  First Quarter                        4 1/16           2 1/12
                  Second Quarter                       3 3/8            2 9/16
                  Third Quarter                        2 7/8            1 5/16
                  Fourth Quarter                       7/16             3/8
                                    1997
                                    ----
                  First Quarter                        2 3/4            2
                  Second Quarter                       3 3/8            1 7/16
                  Third Quarter                        3 3/16           1 3/4
                  Fourth Quarter                       4                2 1/4


         (b) As of January 29, 1999, there were approximately 214 record holders of the Company's Common Stock. In addition, there are 410 shareholders in street name whose shares are held in the name of other nominees.

         (c) There have been no dividends declared or paid by the Company on its Common Stock during the past three years.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

         The information included in this discussion contains forward looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

         Net/Tech International Inc. is a development stage company, which is in the process of commercializing its patented hand wash reminder and monitoring technology. The Company's primary products are its patented Hygiene Guard series, which prompts and monitors employee hand washing in any environment where hygiene is a priority. In the current year, the management team has made a concerted effort to utilize its financial resources to develop and promote the Hygiene Guard products. The Company made significant expenditures for research, development and related engineering costs during fiscal 1998 as compared to fiscal 1997. In 1997 this reflected the Company's contract with the supplier of its printed circuit assembly components. These expenditures were paid for working engineering model systems with a personal computer based system controller capable of remote access, field testing of the model systems, productions of beta test and field testing units. The Company also incurred engineering costs with the company assembling the Hygiene Guard to develop the Badge to be worn by employees, the Soap and Employee Monitoring Units, the system interface, and the tooling charges to manufacture these products. In 1998 these costs continued and additional funds were expended to initiate development of a less expensive and less sophisticated series of hand washing system technology. These costs totaled $419,013 in fiscal 1998.

         The research and development expense consisted of $391,939 in 1997. After marketing the original Hygiene Guard product line and obtaining limited sales and market acceptance the Company made a determination to develop a new generation of product line and seek a strategic partner to perfect and market its systems.

         The Company abandoned the original Series 4000/5000 version as to complex and expensive for the marketplace and have initiated development of a less expensive less complicated product line. During the year, after the abandonment of marketing of the original Hygiene Guard, the Company abandoned the inventory and prototype of the original Hygiene Guard systems.

         The Company has entered into a contract with GOJO Industries. The key terms of the contract are as follows:

1.       Net/Tech  to sell  the  entire  Hygiene  Guard  patent  estate  to GOJO
         Industries.
2. GOJO to control product development, patent protection and marketing costs. Net/Tech to receive $290,000 over 20 months and 10% US net sales of the patented equipment for 10 years, 5% for 2 years and 2 1/2% for 3 years. In addition, Net/Tech will receive 7% of foreign net sales of the patented equipment for 10 years. No minimum sales guarantees are required by GOJO.

         Since they are in the business of supplying soap and hand hygiene products to the worldwide foodservice and healthcare markets, they can market the Hygiene Guard as an additional product for existing customers. Net/Tech does not have to provide any capital for buying and assembly of units nor selling expenses thereon. As previously noted Net/Tech is to receive a $50,000 deposit plus a minimum of $12,000 per month for 20 months. In addition, Net/Tech will receive net sales percentages of the patented equipment, previously noted. Their main source of income will be these payments and fees generated by the sale of units by GOJO.

         In connection the Company has written off in 1998 all inventory and prototype that is not useable. These amounted to $251,288 and $119,795 respectively. They are currently developing a new version of product, which will be sold to GOJO along with the patent estate.

         In fiscal 1997, the Company incurred costs for printing promotional brochures, travel to tradeshows and memberships in numerous food processing and food sanitation associations, and costs related to establishing strategic alliances or licensing agreements with selected distributors in an effort to position the Company as a health and food safety solutions provider. In 1998 the Company raised a total of $1,407,905 by sale of its stock, conversion of some of the options and payment of creditors and employees in stock. The Company continued research and development for a newer model of the Hygiene Guard and abandoned efforts to market the original Hygiene Guard Series 4000 as well as its plans to become a complete health and food safety solutions provider. As a consequence the Company wrote of $371,083 in inventory parts and in abandonment of the prototype.

LIQUIDITY AND CAPITAL RESOURCES

         The Company sustained a loss of $2,071,877 and has had no revenue other than from the sale of $41,000 of Hygiene Guard Series 4000 product. In order for the Company to attract capital it issued 2,099,997 shares at 15(cent) per share during the year in a private offering, as well as 535,430 shares at prices from $1.25 to $2.00 during the year and from conversions of options and payment creditors in stock. The Company's working capital as of November 30, 1998 was approximately $33,548 with its assets consisting mostly of cash.

RISK FACTORS

         The Company's business, results of operations and financial condition are subject to the following risk factors:

LIMITED OPERATING HISTORY: SIGNIFICANT AND CONTINUING LOSSES. Although the Company was formed in 1990, as far as the development, manufacture and sale of the Hygiene Guard product series is concerned, it has limited operational history upon which investors may base an evaluation of its performance or any assumption as to the likelihood that the Company will be profitable. The Company's prospects must be considered in light of the risks, expenses delays, problems and difficulties frequently encountered in the establishment of a new business and the development and commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate significant revenues or achieve profitability.

Although the Company is now dependent upon GOJO as its main source of revenue. There are no assurances as to the level of GOJO's Hygiene Guard product sales or its success in marketing.

TECHNOLOGICAL FACTORS. The Company's development of the Hygiene Guard has changed direction to develop a less sophisticated, less expensive product line. It is continuing to seek means as to refining and improving its product. The Company's effort remains subject to risk inherent with new product development including delays incorporating technologies into the products. The Company's contract with GOJO in effect transfers these undertaking to GOJO.

MARKET ACCEPTANCE. The original line of Hygiene Guard did not achieve market acceptance and as a result the Company is developing a less sophisticated, less expensive product line in order to fill the needs of the marketplace. Demand and market acceptance for new products is subject to a high level of uncertainty.

DEPENDENCE ON MANAGEMENT AND GOJO CONTRACT. The Company is dependent on the expertise and experience of Glenn Cohen, Chief Executive Officer operations. The loss of any of the Company's key management personnel could seriously inhibit the Company's operations. Presently, the Company main source of revenue will be from payment from GOJO Industries including a payment as a percentage of net sales of the patented hand washing equipment. No guarantee can be made, as to the levels of sales which can be achieved by GOJO.

NEED FOR ADDITIONAL FINANCING. As of the fiscal year the Company shows a working capital of $33,548. The Company is dependent upon the initial and net sales payments from GOJO as well as obtaining additional financing. The Company may not have enough cash to pay-off its current payables and operate. There is no assurance that additional financing will be available. The Company has no established borrowing arrangements or available line of credit.

ITEM 7  FINANCIAL STATEMENTS

         The  financial   statement  and   supplementary   data  listed  in  the
accompanying Index to Financial Statements are attached as part of this report.

NET/TECH INTERNATIONAL, INC.

LIST OF FINANCIAL STATEMENTS

The following financial statements of Net/Tech International, Inc. are included in Item 7:

Report of Independent Public Auditors                                        10

Balance Sheets                                                              F 1

Statements of Loss                                                          F 3

Statements of Cash Flows                                                    F 4

Statements of Shareholders' Equity - Inception Through November 30, 1998    F 7

Notes to Financial Statements                                               F11



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


                                      MIRSKY, FURST & ASSOCIATES, P.A.

Fort Lee, New Jersey
March 5, 1999

Except for Note 3 which is
March 15, 1999

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                                     November 30,   November 30,
                                                        1998            1997
                                                    -------------   ------------
Current Assets
  Cash                                                   $160,334     $  832,502
   Accounts receivable                                      9,437             --
   Inventory                                                   --         41,479
   Prepaid expenses                                        12,419             --
                                                      -----------    -----------
             Total Current Assets                         182,189        873,981
                                                      -----------    -----------

Fixed Assets
------------

    Leasehold improvements                                 10,126         10,126
    Furniture and fixtures                                 44,023         35,494
    Machinery and equipment                                18,898         73,146
                                                      -----------    -----------
                                                           73,048        118,766
    Less:  Accumulated Depreciation                        26,474         20,096
                                                      -----------    -----------
                                                           46,574         98,670
                                                      -----------    -----------

Intangible Assets
   Patent application costs (net of accumulated
    amortization of $21,144 and $13,834 respectively)      52,633         59,942

Other Assets
   Security deposits                                       10,850          4,044
                                                      -----------    -----------

             TOTAL ASSETS                                $292,247     $1,036,637
                                                      ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F1

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             November 30,      November 30,
                                                                1998              1997
                                                          ---------------    ---------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses and interest     $       146,883    $       102,397
     Obligations under capital lease-current portion                1,759              1,505
                                                          ---------------    ---------------
              Total Current Liabilities                           148,642            103,902

OTHER LIABILITIES
  Accrued compensation                                                 --            125,000
  Obligations under capital lease                                      --              1,759
  Deposits                                                          1,600                 --
                                                          ---------------    ---------------
             Total Other Liabilities                                1,600            126,759
                                                          ---------------    ---------------
             Total Liabilities                                    150,242            230,661

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value; 20,000,000
      authorized; 9,324,637 and
      6,689,210 shares issued and outstanding,
      respectively                                                 93,246             66,892
   Additional paid-in capital                                   5,920,140          4,538,589
   Deficit accumulated during the development stage            (5,871,382)        (3,799,505)
                                                          ---------------    ---------------
             Total Stockholders' Equity                           142,004            805,976
                                                          ---------------    ---------------
             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                      $       292,247    $     1,036,637
                                                          ===============    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F2

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSSES

                                                                                                    January 10,
                                                                                                       1990
                                                        For the year          For the year          (inception)
                                                           ended                 ended                through
                                                        November 30,          November 30,          November 30,
                                                           1998                  1997                  1998
                                                        -----------           -----------           -----------
Revenue                                                 $    36,022           $        --           $    36,022
COSTS AND EXPENSES:
  Cost of sales                                              14,674                    --                14,674
  Marketing, general & administrative expenses            1,298,821               814,604             3,964,984
  Research, development and related expenses                419,013               391,939             1,381,794
  Depreciation and amortization                              20,266                18,974                90,681
                                                        -----------           -----------           -----------

OPERATING  LOSS                                         $(1,716,752)          $(1,225,517)          $(5,416,111)

OTHER (INCOME) AND EXPENSE:
   Interest income                                          (16,366)                   --               (40,528)
   Interest expense                                             409                   627                60,471
   Loss on abandonment of assets                            371,082                    --               371,653
   Loss on abandonment of patents                                --                    --                33,675
   Write-off of investment                                       --                    --                30,000
                                                        -----------           -----------           -----------
                                                            355,125                   627               455,271

NET INCOME (LOSS)                                       $(2,071,877)          $(1,226,144)          $(5,871,382)

NET INCOME (LOSS) PER SHARE                             $     (0.29)          $     (0.20)
                                                        ===========           ===========

Number of Shares Used In Computation                      7,085,086             6,024,262
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

                                       F3

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                             January 10, 1990
                                                                                                                (inception)
                                                                                                                  through
                                                                     November 30,      November 30,            November 30,
FISCAL YEAR ENDED                                                       1998              1997                     1998
                                                                    ---------------   ---------------        ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                                  $(2,071,877)          $(1,226,144)          $(5,871,382)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
             Depreciation                                                  12,873                14,564                66,284
             Amortization of intangible assets                              7,394                 4,410                22,145
             Write-off of patents and trademarks                               --                    --                35,927
             Loss on disposal of assets                                   119,795                    --               121,398
             Decrease in accrued expenses from Initial
                 public offering                                               --                    --                30,500
             Compensation and services paid in Common Stock               182,905               219,000               402,155
             Investment                                                        --                30,000
             Interest to affiliate paid in Common Stock                        --                    --                 6,856
             Accounts receivable                                           (9,437)                   --                (9,437)
             Inventory                                                     41,479               (41,479)                   --
             Prepaid expenses                                             (12,419)                   --               (12,419)
             Security deposits                                             (6,806)               17,990               (10,766)
             Accounts payable, accrued expenses and interest               44,486                74,833               200,414
             Accrued compensation                                         (12,500)                   --              (125,000)
             Deposits                                                       1,600                    --                 1,600
             Other                                                            (84)                   --                   (84)
                                                                      -----------           -----------           -----------
            Total Adjustments                                             256,786               289,318               759,573
                                                                      -----------           -----------           -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                (1,815,091)             (936,826)           (5,111,809)
                                                                      -----------           -----------           -----------
CASH FLOW FROM INVESTING ACTIVITIES:
             Purchase of property and equipment-net                       (80,572)              (99,695)             (234,256)
             Patent and trademark acquisitions                                 --                    --               (82,704)
                                                                      -----------           -----------           -----------
NET CASH (USED IN) INVESTING ACTIVITIES                               $   (80,572)          $   (99,695)          $  (316,960)
                                                                      -----------           -----------           -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F4

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                            January 10,
                                                                                                               1990
                                                                                                            (inception)
                                                                                                              through
                                                                    November 30,      November 30,          November 30,
FISCAL YEAR ENDED                                                       1998              1997                 1998
                                                                   -------------   ---------------      --------------
CASH FLOW FROM FINANCING ACTIVITIES:
             Issuance of common stock                                  1,225,000         1,312,750           2,993,985
             Loan proceeds from affiliate                                      -                 -             634,182
             Repayment of debt to affiliate                                    -                 -            (169,357)
             Financing via capital leases                                      -                 -               4,551
             Other                                                             -                 -                 (16)
             Proceeds from debt                                                -                 -             130,000
             Deferred public offering costs                                    -                 -             (84,496)
             Issuance of common stock net of offering costs                    -                 -           1,054,078
             Proceeds from options sold                                        -           480,000             480,000
             Principal payments under capital lease                       (1,505)           (1,287)             (2,792)
             Proceeds of warrants exercised                                    -                 -             548,968
                                                                   -------------   ---------------      --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,223,495         1,791,463           5,589,103
                                                                   -------------   ---------------      --------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (672,168)          754,942             160,334
                                                                   -------------   ---------------      --------------
   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                           832,502            77,560                   -
                                                                   -------------   ---------------      --------------

   CASH AND CASH EQUIVALENTS END OF YEAR                           $     160,334   $       832,502      $      160,334
                                                                   =============   ===============      ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F5

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                              January 10, 1990
                                                        November 30,      November 30,      (inception) through
FISCAL YEAR ENDED                                           1998             1997            November 30, 1998
                                                      -----------------  ----------------  ----------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest                                                      $ 409             $ 627                 $ 1,036
   Income Taxes                                                  $  --             $  --                 $    --

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

                                                                                     Deficit        Total
                                                                                   Accumulated      Share-
                                                                                   During the       holders'
                                           Common        Stock    Additional Paid  Development      Equity
                                           Shares        Amount      in Capital       Stage        (Deficit)
                                        -----------   ----------- ---------------  -----------    -----------
JANUARY 10, 1990 (INCEPTION)

Shares issued at $.01 per unit
   For cash-private placement             3,162,500   $    31,625            --             --    $    31,625
   For promotional service provided          25,000           250            --             --            250
   For subscription receivable              750,000         7,500            --             --          7,500
   For organizational costs provided        100,000         1,000            --             --          1,000
   For patent assignment                    200,000         2,000            --             --          2,000

Shares issued at $1.00 per unit
   For cash-private placement               130,000         1,300       128,700             --        130,000
   Exercise of options                       30,000           300        29,700             --         30,000

                  Net (Loss)                                                          (154,151)      (154,151)
                                        -----------   -----------   -----------    -----------    -----------

          BALANCE NOVEMBER 30, 1990       4,397,500   $    43,975   $   158,400    ($  154,151)   $    48,224

DECEMBER 1, 1990 TO NOVEMBER 30, 1991

                  Net (Loss)                                                          (144,403)      (144,403)
                                        -----------   -----------   -----------    -----------    -----------

          BALANCE NOVEMBER 30, 1991       4,397,500   $    43,975   $   158,400    ($  298,554)   ($   96,179)

DECEMBER 1, 1991 TO NOVEMBER 30, 1992

Shares issued at $7.00 per share
   For cash - IPO                           149,110         1,491     1,042,279             --      1,043,770

Shares issued at $2.33 per share
   For Convertible Note                      55,787           558       129,426             --        129,984

Shares issued at $2.00 per share
   For Inside A Warrants                     10,000           100        19,900             --         20,000

Shares issued at $2.67 per share
   For Inside B Warrants                     10,000           100        26,600             --         26,700

Reduction of deferred offering costs             --            --      (212,813)            --       (212,813)

                  Net (Loss)                                                          (662,629)      (662,629)
                                        -----------   -----------   -----------    -----------    -----------
          BALANCE NOVEMBER 30, 1992       4,622,397   $    46,224   $ 1,163,792    ($  961,183)   $   248,833
                                        ===========   ===========   ===========    ===========    ===========

                                       F7


                           NET/TECH INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998

                                                                                     Deficit        Total
                                                                                     Accumulated    Share-
                                                                       Additional    During the     holders'
                                             Common       Stock         Paid-In      Development    Equity
                                             Shares       Amount        Capital        Stage        (Deficit)
                                          -----------   -----------   -----------   -----------    -----------
DECEMBER 1, 1992 TO NOVEMBER 30, 1993

Shares issued at $7.50 per share
        For - IPO A Warrants                   33,230           332       248,893            --        249,225

Shares issued at $4.66 per share
       For Convertible Note A Warrants            500             5         2,325            --          2,330

Shares issued at $2.00 per share
        For Inside A Warrants                  25,000           250        49,750            --         50,000

Shares issued at $2.67 per share
            For Inside B Warrants               5,000            50        13,320            --         13,370

Proceeds from private placement:
       Shares issued at $2.50 per share        60,000           600       148,386            --        148,986

       Shares issued at $6.00 per share         3,000            30        17,870            --         17,900

       Shares issued at $2.42 per share        92,000           920       222,080            --        223,000

       Shares issued at $2.33 per share        10,000           100        23,250            --         23,350

Shares issued at $4.00 per share
          For Professional Services             2,000            20         7,980            --          8,000

                  Net (Loss)                                                           (656,814)      (656,814)
                                          -----------   -----------   -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1993         4,853,127   $    48,531   $ 1,897,646   ($1,617,997)   $   328,180
                                          ===========   ===========   ===========   ===========    ===========

December 1, 1993 to November 30, 1994

Proceeds from private placement:
       Shares issued at $2.75 per share         2,000            20         5,480            --          5,500

                  Net (Loss)                                                           (521,615)      (521,615)
                                          -----------   -----------   -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1994         4,855,127   $    48,551   $ 1,903,126   ($2,139,612)   ($  187,935)
                                          ===========   ===========   ===========   ===========    ===========

                                       F8


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998

                                                                                      Deficit         Total
                                                                                      Accumulated     Share-
                                                                        Additional    During the      holders'
                                             Common       Stock         Paid-In       Development     Equity
                                             Shares       Amount        Capital         Stage        (Deficit)
                                           ---------    -----------    -----------   -----------    -----------
DECEMBER 1, 1994 TO NOVEMBER 30, 1995

                  Net (Loss)                                                           (235,508)      (235,508)
                                          ---------    -----------    -----------   -----------    -----------

          BALANCE NOVEMBER 30, 1995       4,855,127    $    48,551    $ 1,903,126   ($2,375,120)   ($  423,443)
                                          ---------    -----------    -----------   -----------    -----------

DECEMBER 1, 1995 TO NOVEMBER 30, 1996

Shares issued at $1.25 per share for        149,874          1,499        185,844            --        187,343
    Inside A & B Warrants

Proceeds from private placement:
Shares issued at $0.25 per share            150,000          1,500         36,000            --         37,500

Shares issued at $1.00 per share
       to acquire Pressure Point Tech        25,000            250         24,750            --         25,000

Shares issued at $1.00 per share
             for Convertible Loan           517,211          5,172        512,039            --        517,211

                  Net (Loss)                                                           (198,241)      (198,241)
                                          ---------    -----------    -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1996       5,697,212    $    56,972    $ 2,661,759   ($2,573,361)   $   145,370
                                          ---------    -----------    -----------   -----------    -----------

DECEMBER 1, 1996 TO NOVEMBER 30, 1997

Proceeds from private placement:
Shares issued at $1.25 per share            626,000          6,260        776,240            --        782,500

Sale of options for $1.00 per option
    with an exercise price of $2.50              --             --        200,000            --        200,000

Sale of options for $.25 per option
    with an exercise price of $2.50              --             --        270,000            --        270,000

Shares issued at $1.50 per share upon
    exercise of stock options               349,998          3,500        521,500            --        525,000

                                       F9

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998

                                                                                      Deficit       Total
                                                                                     Accumulated    Share-
                                                                       Additional     During the    holders'
                                            Common        Stock         Paid-In      Development    Equity
                                            Shares        Amount        Capital         Stage       (Deficit)
                                          ---------    -----------    -----------   -----------    -----------

Shares issued upon exercise of
    stock options                            16,000            160         15,090            --         15,250

Compensation expense for issuance                --             --         94,000            --         94,000
    of stock options
                  Net (Loss)                                                         (1,226,144)    (1,226,144)
                                          ---------    -----------    -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1997       6,689,210    $    66,892    $ 4,538,589   $(3,799,505)   $   805,976
                                          ---------    -----------    -----------   -----------    -----------

DECEMBER 1, 1997 TO NOVEMBER 30, 1998

Shares issued at $2.00 per share            245,000           2450        487,550            --        490,000

Shares issued upon exercise of
    stock options                            20,000            200         24,800            --         25,000

Shares issued at $1.25 per share            100,000          1,000        124,000            --        125,000

Shares issued for consulting services        11,858            119         27,486            --         27,605

Shares issued as compensation expense         1,429             14          4,986            --          5,000

Shares issued at $1.75 per share             57,143            571         99,429            --        100,000

Shares issued at $1.50 per share            100,000          1,000        149,000            --        150,000

Proceeds from private placement
Shares issued at $.15 per share           2,099,997         21,000        294,000            --        315,000

Compensation expense for issuance
    of stock options                             --             --        170,300            --        170,300

                  Net (Loss)                                                         (2,071,877)    (2,071,877)
                                          ---------    -----------    -----------   -----------    -----------
          BALANCE NOVEMBER 30, 1998       9,324,637    $    93,246    $ 5,920,140   $(5,871,382)   $   142,004
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

Significant option groups outstanding at November 30, 1998 and related price and life information follows:

                                                               Weighted Average
   Range of Exercise                       Weighted Average       Remaining
        Price             Outstanding       Exercise Price     Contractual Life
        -----             -----------       --------------     ----------------

    $0.15 to $1.00         405,000              .30                 3.5
    $1.01 to $2.00         877,500             1.63                 1.7
    $2.01 to $4.99       1,080,000             2.50                 3.5
    $5.00                  115,000             5.00                 2.5

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

                     1st              2nd              3rd               4th
1997               Quarter          Quarter          Quarter           Quarter
----               -------          -------          -------           -------

Net Loss          $   56,338       $  158,678       $  197,868        $ 813,260
                  ==========       ==========       ==========        =========

Loss per share    $      .01       $      .03       $      .03        $     .12
                  ==========       ==========       ==========        =========

Shares used in
Computation        4,860,806        5,855,417        5,924,009        6,677,034
                   =========        =========        =========        =========

1998

Net Loss          $  399,205       $  427,608        $ 355,574        $ 889,490
                  ==========       ==========        =========        =========

Loss per Share    $      .06       $      .06        $     .05        $     .13
                  ==========       ==========        =========        =========

Shares used in
Computation        6,820,419        6,872,495        6,872,495        7,085,086
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