Form 10KSB/A
period 1998-11-30
NET TECH INTERNATIONAL INC
filed 1999-03-30
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A


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

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF BUSINESS


         Net/Tech International, Inc. is a Delaware Corporation, is the developer of the patented Hygiene Guard Hand Wash Reminder and Monitoring technology which prompts and verifies employee hand washing in any environment where hygiene is a priority.

         Net/Tech International was founded in 1990. Prior to April 1996, the Company was focused on commercializing its patented technology for water dispersible products. The Company developed a prototype of the water dispersible product, which was successfully tested by the US Military. At that time the product could not be produced cost effectively enough to be competitive with styrofoam. The Company retains ownership to its water dispersible patents.


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


         After extensive testing and evaluation, the Hygiene Guard product line was deemed to have important benefits and be of substantial value to end users hand washing activity. However, end users noted the following drawbacks, which made them reluctant to commit to substantial purchases. 1) Necessity of a costly hard wire installation. 2) Cost of the system (approximately $2500 per store).
3) Complexity of operating a computer in order to run the system. As a result of these drawbacks these companies were unwilling to place substantial purchase orders. All the fast food chains involved however, did indicate a significant interest in a simple Hygiene Guard type system that would remind the employees to wash and make sure they get to the sink. In addition, specific end users indicated a strong interest in monitoring hand washes upon entry into the kitchen.

         As a result of the Company's inability to achieve substantial commitments from end users the Company was unable to secure the necessary financing to execute its business plan to become a complete food safety solutions provider. Additionally, the Company was forced to abandon its plans for completing a health and food safety catalog and for development of distribution channels for its existing systems.


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


         After a market analysis and multiple negotiations the Company has chosen to enter into a worldwide exclusive agreement with GOJO Industries, Inc. GOJO, developer of the Purrell hand sanitizer, is an industry leading provider of soap and hand hygiene products to the worldwide food service and medical markets. GOJO is a privately held company located in their state of the art 500,000 square feet facility near Akron, Ohio. GOJO employs over 800 people and is an industry leader in food service, institutional and health care markets. GOJO products are sold in 46 countries throughout the world.


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

         On August 14, 1998 the Company subleased approximately 700 square feet with an annual rent of $9,600. Subsequent to November 30, 1998 the Company also subleased an additional 2500 square feet with an annual rent of $36,000. The Company's total space subleased is + 3200 square feet which provide sublease income of $45,600 annually.

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


         The Company abandoned the original Series 4000/5000 version as to complex and expensive for the marketplace and has initiated development of a less expensive less complicated product line. During the year, after the abandonment of marketing of the original Hygiene Guard, the Company abandoned the inventory and prototype of the original Hygiene Guard systems.


         The Company has entered into a contract with GOJO Industries. The key terms of the contract are as follows:

1. Net/Tech to sell the entire Hygiene Guard patent estate and product development to date to GOJO Industries.
2. GOJO to control product development, patent protection and marketing costs.Net/Tech to receive $290,000 over 20 months and 10% US net sales of the patented equipment for 10 years, 5% for 2 years and 2 1/2% for 3 years. In addition, Net/Tech will receive 7% of foreign net sales of the patented equipment for 10 years. No minimum sales guarantees are required by GOJO.

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


         In fiscal 1997, the Company incurred costs for printing promotional brochures, travel to tradeshows and memberships in numerous food processing and food sanitation associations, and costs related to establishing strategic alliances or licensing agreements with selected distributors in an effort to position the Company as a health and food safety solutions provider. In 1998 the Company raised a total of $1,407,905 by sale of its stock and conversion of some options. The Company continued research and development for a newer model of the Hygiene Guard and abandoned efforts to market the original Hygiene Guard Series 4000 as well as its plans to become a complete health and food safety solutions provider. As a consequence the Company wrote off $371,082 in inventory parts and in abandonment of the prototype.


LIQUIDITY AND CAPITAL RESOURCES


         The Company sustained a loss of $2,071,877 and has had no revenue other than from the sale of $36,022 of Hygiene Guard Series 4000 product. In order for the Company to attract capital it issued 2,099,997 shares at 15(cent) per share during the year in a private offering, as well as 535,430 shares at prices from $1.25 to $2.00 during the year and from conversions of options and payment creditors in stock. The Company's working capital as of November 30, 1998 was approximately $33,548 with its assets consisting mostly of cash.


RISK FACTORS

         The Company's business, results of operations and financial condition are subject to the following risk factors:


LIMITED OPERATING HISTORY: SIGNIFICANT AND CONTINUING LOSSES. Although the Company was formed in 1990, as far as the development, manufacture and sale of the Hygiene Guard product series is concerned, it has limited operational history upon which investors may base an evaluation of its performance or any assumption as to the likelihood that the Company will be profitable. The Company's prospects must be considered in light of the risks, problems and difficulties frequently encountered in the establishment of a new business and the development and commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate significant revenues or achieve profitability.

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


DEPENDENCE ON GOJO CONTRACT. Presently, the Company's main source of revenue will be from payment from GOJO Industries including a payment as a percentage of net sales of the patented hand washing equipment. No guarantee can be made, as to the levels of sales which can be achieved by GOJO.


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


                                             MIRSKY, FURST & ASSOCIATES, P.A.

Fort Lee, New Jersey
March 5, 1999

Except for Note 3 which is
March 15, 1999



                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             NOVEMBER 30,      NOVEMBER 30,
                                                                1998              1997
                                                             -----------       -----------
CURRENT ASSETS
   Cash                                                      $  160,334        $  832,502
   Accounts receivable                                            9,437                --
   Inventory                                                         --            41,479
   Prepaid expenses                                              12,419                --
                                                             ----------        ----------
             Total Current Assets                               182,190           873,981
                                                             ----------        ----------

FIXED ASSETS
    Leasehold improvements                                       10,126            10,126
    Furniture and fixtures                                       44,024            35,494
    Machinery and equipment                                      18,898            73,146
                                                             ----------        ----------
                                                                 73,048           118,766
    Less:  Accumulated Depreciation                              26,474            20,096
                                                             ----------        ----------
                                                                 46,574            98,670
                                                             ----------        ----------

INTANGIBLE ASSETS
   Patent application costs (net of accumulated                  52,633            59,942
    amortization of $21,144 and $13,834 respectively)

OTHER ASSETS
   Security deposits                                             10,850             4,044
                                                             ----------        ----------

             TOTAL ASSETS                                    $  292,247        $1,036,637
             ------------                                    ==========        ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F1

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             NOVEMBER 30,         NOVEMBER 30,
                                                                 1998                1997
                                                             ------------         -----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses and interest        $   146,883         $   102,397
   Obligations under capital lease-current portion                 1,759               1,505
                                                             -----------         -----------

             Total Current Liabilities                           148,642             103,902

OTHER LIABILITIES
  Accrued compensation                                                --             125,000
  Obligations under capital lease                                     --               1,759
  Deposits                                                         1,600                  --
                                                             -----------         -----------

             Total Other Liabilities                               1,600             126,759
                                                             -----------         -----------

             Total Liabilities                                   150,242             230,661

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value; 20,000,000
      authorized; 9,324,637 and
      6,689,210 shares issued and outstanding,
      respectively                                                93,246              66,892
   Additional paid-in capital                                  5,920,140           4,538,589
   Deficit accumulated during the development stage           (5,871,382)         (3,799,505)
                                                             -----------         -----------

             Total Stockholders' Equity                          142,004             805,976
                                                             -----------         -----------

             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                         $   292,247         $ 1,036,637
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

                                       F2

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSSES

                                                                                       JANUARY 10,
                                                                                          1990
                                                  FOR THE YEAR     FOR THE YEAR        (INCEPTION)
                                                      ENDED            ENDED             THROUGH
                                                   NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,
                                                       1998             1997               1998
                                                  ---------------  ---------------  ----------------

Revenue                                                 $ 36,022        $       -          $ 36,022

COSTS AND EXPENSES:
  Cost of sales                                           14,674                -            14,674
   Marketing, general & administrative expenses        1,298,821          814,604         3,964,984
   Research, development and related expenses            419,013          391,939         1,381,794
   Depreciation and amortization                          20,266           18,974            90,681
                                                  ---------------  ---------------  ----------------

OPERATING  LOSS                                      $(1,716,752)     ($1,225,517)      $(5,416,111)

OTHER (INCOME) AND EXPENSE:
   Interest income                                       (16,366)               -           (40,528)
   Interest expense                                          409              627            60,471
   Loss on abandonment of assets                         371,082                -           371,653
   Loss on abandonment of patents                              -                -            33,675
   Write-off of investment                                     -                -            30,000
                                                  ---------------  ---------------  ----------------
                                                         355,125              627           455,271

NET INCOME (LOSS)                                    $(2,071,877)     ($1,226,144)      ($5,871,382)

NET INCOME (LOSS) PER SHARE                              $ (0.29)          ($0.20)
                                                  ===============  ===============

Number of Shares Used In Computation                   7,085,086        6,024,262
                                                  ===============  ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F3

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                 JANUARY 10,
                                                                                                    1990
                                                                                                 (INCEPTION)
                                                                                                   THROUGH
                                                                NOVEMBER 30,    NOVEMBER 30,     NOVEMBER 30,
FISCAL YEAR ENDED                                                   1998            1997            1998
-----------------                                               ------------    ------------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                            ($2,071,877)    ($1,226,144)    ($5,871,382)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
             Depreciation                                            12,873          14,564          66,284
             Amortization of intangible assets                        7,394           4,410          22,145
             Write-off of patents and trademarks                         --              --          35,927
             Loss on disposal of assets                             119,795              --         121,398
             Decrease in accrued expenses from Initial
                 public offering                                         --              --          30,500
             Compensation and services paid in Common Stock         202,905         219,000         422,155
             Investment                                                  --              --          30,000
             Interest to affiliate paid in Common Stock                  --              --           6,856
             Accounts receivable                                     (9,437)             --          (9,437)
             Inventory                                               41,479         (41,479)             --
             Prepaid expenses                                       (12,419)             --         (12,419)
             Security deposits                                       (6,806)         17,990         (10,766)
             Accounts payable, accrued expenses and interest         44,486          74,833         200,414
             Accrued compensation                                  (125,000)             --        (125,000)
             Deposits                                                  1600              --           1,600
             Other                                                      (84)             --             (84)
                                                                -----------     -----------     -----------

            Total Adjustments                                       276,786         289,318         779,573
                                                                -----------     -----------     -----------
NET CASH (USED IN)
   OPERATING ACTIVITIES                                          (1,795,091)       (936,826)     (5,091,809)
                                                                -----------     -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
             Purchase of property and equipment-net                 (80,572)        (99,695)       (234,256)
             Patent and trademark acquisitions                           --              --         (82,704)
                                                                -----------     -----------     -----------
NET CASH (USED IN) INVESTING ACTIVITIES                         ($   80,572)    ($   99,695)    ($  316,960)
                                                                -----------     -----------     -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F4


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                                                                               JANUARY 10,
                                                                                                   1990
                                                                                               (INCEPTION)
                                                                                                 THROUGH
                                                               NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
FISCAL YEAR ENDED                                                 1998             1997           1998
-----------------                                              -----------     -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
             Issuance of common stock                            1,205,000       1,312,750       2,973,985
             Loan proceeds from affiliate                               --              --         634,182
             Repayment of debt to affiliate                             --              --        (169,357)
             Financing via capital leases                               --              --           4,551
             Other                                                      --              --             (16)
             Proceeds from debt                                         --              --         130,000
             Deferred public offering costs                             --              --         (84,496)
             Issuance of common stock net of offering costs             --              --       1,054,078
             Proceeds from options sold                                 --         480,000         480,000
             Principal payments under capital lease                 (1,505)         (1,287)         (2,792)
             Proceeds of warrants exercised                             --              --         548,968
                                                               -----------     -----------     -----------

                                                                 1,203,495       1,791,463       5,569,103
NET CASH PROVIDED BY                                           -----------     -----------     -----------
   FINANCING ACTIVITIES

Net Increase (Decrease) in Cash and Cash Equivalents              (672,168)        754,942         160,334
                                                               -----------     -----------     -----------

   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                     832,502          77,560              --
                                                                               -----------     -----------

   CASH AND CASH EQUIVALENTS END OF YEAR                       $   160,334     $   832,502     $   160,334
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

                                       F5

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                  JANUARY 10,
                                                                                     1990
                                                                                  (INCEPTION)
                                                                                   THROUGH
                                                      NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30,
FISCAL YEAR ENDED                                         1998          1997          1998
                                                      ------------  ------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest                                               $  409        $  627        $1,036
   Income Taxes                                           $   --        $   --        $   --


Supplemental schedule of noncash activities:


   The Company recognized consulting expense of $12,605 for common stock in connection with contracts to vendors. The Company recognized $170,300 in compensation expense on options granted an employee. The expense was calculated on the difference between the fair market value of the stock less the exercise price on the date of grant. The Company abandoned its original prototype and sustained a loss of $119,795 which was net of accumulated depreciation of $6,495.
   The Company abandoned all of its inventory in relation to the original prototypes and sustained a loss in the amount of $251,288.


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
                                           ===========     ===========     ===========       ===========     ===========

                                       F7


                           NET/TECH INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998


                                                                                               DEFICIT           TOTAL
                                                                                             ACCUMULATED         SHARE-
                                                                             ADDITIONAL       DURING THE        HOLDERS'
                                                 COMMON          STOCK        PAID-IN        DEVELOPMENT         EQUITY
                                                 SHARES          AMOUNT       CAPITAL           STAGE          (DEFICIT)
                                              --------------   -----------  -------------   ---------------  ---------------
DECEMBER 1, 1992 TO NOVEMBER 30, 1993

Shares issued at $7.50 per share
        For - IPO A Warrants                    33,230             332         248,893            --            249,225

Shares issued at $4.66 per share
       For Convertible Note A Warrants             500               5           2,325            --              2,330

Shares issued at $2.00 per share
        For Inside A Warrants                   25,000             250          49,750            --             50,000

Shares issued at $2.67 per share
            For Inside B Warrants                5,000              50          13,320            --             13,370

Proceeds from private placement:
      Shares issued at $2.50 per share          60,000             600         148,386            --            148,986

      Shares issued at $6.00 per share           3,000              30          17,870            --             17,900

      Shares issued at $2.42 per share          92,000             920         222,080            --            223,000

      Shares issued at $2.33 per share          10,000             100          23,250            --             23,350

Shares issued at $4.00 per share
          For Professional Services              2,000              20           7,980            --              8,000

                 Net (Loss)                                                                   (656,814)        (656,814)
                                           -----------     -----------     -----------     -----------      -----------

          BALANCE NOVEMBER 30, 1993          4,853,127     $    48,531     $ 1,897,646     ($1,617,997)     $   328,180

December 1, 1993 to November 30, 1994

Proceeds from private placement:
      Shares issued at $2.75 per share           2,000              20           5,480            --              5,500

                 Net (Loss)                                                                   (521,615)        (521,615)
                                           -----------     -----------     -----------     -----------      -----------
          BALANCE NOVEMBER 30, 1994          4,855,127     $    48,551     $ 1,903,126     ($2,139,612)     ($  187,935)
                                           ===========     ===========     ===========     ===========      ===========

                                       F8


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998


                                                                                               DEFICIT          TOTAL
                                                                                             ACCUMULATED        SHARE-
                                                                             ADDITIONAL      DURING THE        HOLDERS'
                                             COMMON            STOCK           PAID-IN       DEVELOPMENT        EQUITY
                                              SHARES           AMOUNT          CAPITAL           STAGE         (DEFICIT)
                                           -----------      -----------      -----------     -----------      -----------
DECEMBER 1, 1994 TO NOVEMBER 30, 1995

                  Net (Loss)                                                                    (235,508)        (235,508)
                                                                                             -----------      -----------

          BALANCE NOVEMBER 30, 1995          4,855,127      $    48,551      $ 1,903,126     ($2,375,120)     ($  423,443)
                                           -----------      -----------      -----------     -----------      -----------

DECEMBER 1, 1995 TO NOVEMBER 30, 1996

Shares issued at $1.25 per share for           149,874            1,499          185,844            --            187,343
    Inside A & B Warrants

Proceeds from private placement:
Shares issued at $0.25 per share               150,000            1,500           36,000            --             37,500

Shares issued at $1.00 per share
       to acquire Pressure Point Tech           25,000              250           24,750            --             25,000

Shares issued at $1.00 per share
             for Convertible Loan              517,211            5,172          512,039            --            517,211

                  Net (Loss)                                                                    (198,241)        (198,241)
                                           -----------      -----------      -----------     -----------      -----------
          BALANCE NOVEMBER 30, 1996          5,697,212      $    56,972      $ 2,661,759     ($2,573,361)     $   145,370
                                           -----------      -----------      -----------     -----------      -----------

DECEMBER 1, 1996 TO NOVEMBER 30, 1997

Proceeds from private placement:
Shares issued at $1.25 per share               626,000            6,260          776,240            --            782,500

Sale of options for $1.00 per option              --               --            200,000            --            200,000
    with an exercise price of $2.50

Sale of options for $.25 per option               --               --            270,000            --            270,000
    with an exercise price of $2.50

Shares issued at $1.50 per share upon          349,998            3,500          521,500            --            525,000
    exercise of stock options

                                       F9


                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       INCEPTION THROUGH NOVEMBER 30, 1998


                                                                                              DEFICIT         TOTAL
                                                                                           ACCUMULATED        SHARE-
                                                                          ADDITIONAL       DURING THE        HOLDERS'
                                            COMMON           STOCK          PAID-IN        DEVELOPMENT        EQUITY
                                             SHARES          AMOUNT         CAPITAL           STAGE         (DEFICIT)
                                          -----------     -----------     -----------      -----------      -----------
Shares issued upon exercise of
    stock options                              16,000             160          15,090             --             15,250

Compensation expense for issuance                --              --            94,000             --             94,000
    of stock options
                  Net (Loss)                                                                (1,226,144)      (1,226,144)
                                          -----------     -----------     -----------      -----------      -----------
          BALANCE NOVEMBER 30, 1997         6,689,210     $    66,892     $ 4,538,589      $(3,799,505)     $   805,976
                                          -----------     -----------     -----------      -----------      -----------
DECEMBER 1, 1997 TO NOVEMBER 30, 1998

Shares issued at $2.00 per share              245,000           2,450         487,550             --            490,000

Shares issued upon exercise of                 20,000             200          24,800             --             25,000
    stock options

Shares issued at $1.25 per share              100,000           1,000         124,000             --            125,000

Shares issued for consulting services          11,858             119          27,486             --             27,605

Shares issued as compensation expense           1,429              14           4,986             --              5,000

Shares issued at $1.75 per share               57,143             571          99,429             --            100,000

Shares issued at $1.50 per share              100,000           1,000         149,000             --            150,000

Proceeds from private placement
Shares issued at $.15 per share             2,099,997          21,000         294,000             --            315,000

Compensation expense for issuance                --              --           170,300             --            170,300
    of stock options
                  Net (Loss)                                                                (2,071,877)      (2,071,877)
                                          -----------     -----------     -----------      -----------      -----------
          BALANCE NOVEMBER 30, 1998         9,324,637     $    93,246     $ 5,920,140      $(5,871,382)     $   142,004
                                          ===========     ===========     ===========      ===========      ===========

Share prices are rounded to the nearest penny.

The accompanying notes to financial statements are an integral part of these statements.

                                       F10

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES


The Company was incorporated in Delaware on January 10, 1990. The Company is the developer of the patented Hygiene Guard Hand Wash Reminder and Monitoring technology which prompts and verifies employee hand washing in any environment where hygiene is a priority. See Note 2 and Note 2a.


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

CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid interest bearing investments with a maturity date at acquisition of three months or less.


CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk are principally cash and cash equivalents. The Company's cash, which at times during fiscal year ended November 30, 1998 exceeded the Federal Depository Insurance limit, are deposited at high quality financial institutions. The Company believes that deposits with such financial institutions minimizes such risk.

In addition, all of the Company's purchases are from two vendors. The Company believes that there are alternative sources for these purchases should the need arise.

As of March 1999, the Company's sole source of future revenue is dependent upon one companies ability to market the Hygiene Guard product line. See Note 2a.


ACCOUNTS RECEIVABLE


The Company examines its accounts receivable for collectibility. As of November 30, 1998, the Company believes that all accounts receivable are fully collectible.


INVENTORY

The inventory is stated at the lower of cost or market in the year 1997. For the fiscal year ended November 30, 1998 the inventory was written down to zero and abandoned.

PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold Improvements are amortized over the shorter of the respective life of the lease or the useful life of the improvements.

The capitalized prototype costs and related accumulated depreciation were written off in 1998.

                                       F11

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998



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

INTANGIBLE ASSETS

Costs incurred in connection with filing patent and trademark applications are capitalized. Patents and trademarks granted are amortized on a straight line basis over a lifetime of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

LONG-LIVED ASSETS


In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Long lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. The adoption of SFAS No. 121 did have a material impact on the results of operations or financial position of the Company. During the year ended November 30, 1998, the Company continued its policy of accounting for impairment of long lived assets resulting in the write off of the prototype in the amount of $119,795. In addition, the Company also wrote off it's inventory in the amount of $251,287.


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


In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which replaces current Earnings Per Share (EPS) reporting for interim and annual periods ending after December 15, 1997 and requires a dual presentation of basic and diluted EPS. During the fiscal year ended November 30, 1998, the Company adopted SFAS No. 128. This did not have a material impact on the Company's per share data.


                                       F12

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


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

                                       F13

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998



During the year the company raised capital by the issuance of 2,635,427 shares of common stock for $1,237,605. Substantially all the shares were subject to Rule 144 of the Securities Exchange Commission.


NOTE 2a) - MATERIAL SUBSEQUENT EVENTS

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


Prior to the signing of this contract, the Company could not meet its present working capital obligations. The Company has been extremely slow in paying its accounts payable. Certain vendors have contacted the Company and made demand for payment. The Company believes that the signing of this contract will put it in a position to meet its present and future working capital obligations. However, even though there are minimum guaranteed payments to the Company, there is still a risk factor to be assumed by investors. While the contract provides for initial payments totaling $290,000 additional revenue is contingent upon sales of the patented equipment.


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

                                       F14

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998



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

Stock option activity was as follows for the two years ended November 30, 1998:

                                                          WEIGHTED AVERAGE
                                        NO. OF SHARES      EXERCISE PRICE
                                        -------------     ----------------
Outstanding at November 30, 1996          185,000             $ 1.19

Granted                                 2,317,500             $ 2.02
Exercised                                 365,000             $ 1.48
Terminated                                    -0-             $  -0-

Outstanding at November 30, 1997        2,137,500             $ 2.02

Granted and Purchased                     490,000             $ 1.66
Exercised                                  20,000             $ 1.25
Terminated                                130,000             $ 2.35

Outstanding at November 30, 1998        2,477,500             $ 1.95


                                       F15

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


Significant option groups outstanding at November 30, 1998 and related price and life information follows:

                                                              WEIGHTED AVERAGE
RANGE OF EXERCISE                        WEIGHTED AVERAGE        REMAINING
      PRICE              OUTSTANDING     EXERCISE PRICE       CONTRACTUAL LIFE
------------------       -----------     -----------------    ----------------
    $0.15 to $1.00          405,000           .30                  3.5
    $1.01 to $2.00          877,500          1.63                  1.7
    $2.01 to $4.99        1,080,000          2.50                  3.5
    $5.00                   115,000          5.00                  2.5

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

Weighted average grant date fair values are shown below for groups where the stock price equals, exceeds and is less than the exercise price.

                                  WEIGHTED AVERAGE         WEIGHTED AVERAGE
                                 FAIR VALUE PER SHARE   EXERCISE PRICE PER SHARE
                                 ---------------------  ------------------------
    1998
    Stock Price-Exercise Price         $  .62                  $  .25
    Stock Price-Exercise Price         $  .84                  $ 3.47

    1997
    Stock Price-Exercise Price         $ 2.02                  $ 1.22
    Stock price-Exercise Price         $ 1.02                  $ 1.25

The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.


                                       F16

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 8 - STOCKHOLDERS' EQUITY


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


NOTE 9 - RELATED PARTY TRANSACTIONS


Cryo-Cell International Inc. owns 16.7% of the company's issued and outstanding stock at November 30, 1998. It owned 28.2% as at November 30, 1997. There was no intercompany charges.


NOTE 10 - SERVICES CONTRIBUTED


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


                                       F17

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 11 - COMMITMENTS AND CONTINGENCIES


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


NOTE 12 - INCOME TAXES


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


NOTE 13. - CAPITAL LEASES


The Company leases certain equipment under a capital lease. Leased property under capital leases include:

                               1998             1997
                               ----             ----

        Equipment             $4,551           $4,551

At November 30, 1998 the future minimum lease payments required under capital leases are as follows:

        FISCAL YEAR ENDING
        ------------------

        November 30, 1999                   $1,913

        Less: Imputed interest                 154
                                            ------
        Present value of minimum
        lease payments                      $1,759
                                            ======

                                       F18

                   NET TECH INTERNATIONAL, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

NOTE 14. - INITIAL PUBLIC OFFERING


In January 1992, the Company successfully completed its initial public offering in which the Company raised $1,043,770 from the sale of 149,110 units at $7.00 per unit. After expenses, this resulted in a cash flow to the Company of approximately $885,000.


NOTE 15. - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


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

                       1ST           2ND               3RD             4TH
1997                   QUARTER       QUARTER           QUARTER         QUARTER
----                   -------       -------           -------         -------

Net Loss              $  56.338     $ 158,678        $  197,868      $   813,260
                      =========     =========        ==========      ===========

Loss per share        $     .01     $     .03        $      .03      $       .12
                      =========     =========        ==========      ===========

Shares used in
Computation            4,860,806     5,855,417        5,924,009        6,677,034
                      ==========     =========        =========      ===========

1998
----
Net Loss              $  399,205     $  427,608      $  355,574      $   889,490
                      ==========     ==========      ==========      ===========

Loss per Share        $      .06     $      .06      $      .05      $       .13
                      ==========     ==========      ==========      ===========

Shares used in
Computation            6,820,419      6,872,495       6,872,495        7,085,086
                      ==========     ==========      ==========      ===========


                                      F19

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following sets forth the names of the Company's directors and officers. Directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors.
                                                                     DIRECTOR
NAME                  AGE     PRINCIPAL OCCUPATION                   SINCE
-------------------------------------------------------------------------------
Glenn E. Cohen        37      Chairman of the Board,                   1996
                              President and Chief Executive
                              Officer of the Company

Knud B. Gotterup      60      President of Garden State Marketing      1997
                              Food Importing and Brokerage

Joseph A. Louro       63      Home Builder/Real Estate Developer       1998

Glenn E. Cohen serves as Chairman of the Board, President and Chief Executive Officer. Mr. Cohen is a graduate of Boston University, with a Bachelor of Business Administration and Marketing. He is also a graduate of California Western School of Law and has been licensed to practice law in New Jersey since 1986. From 1986-1996, Mr. Cohen was Vice-President and General Counsel of Cohen/Schatz Associates, Inc., a land brokerage company in New Jersey, where he was responsible for real estate sales in excess of $500 million.

Knud B. Gotterup is a founder if Garden State Marketing International, Inc., an international food brokerage company and exclusive importer of sausage products from one of the largest manufacturers in Europe. Mr. Gotterup is also a consultant to the Unimark Group a major tropical fruit company in the United States. Mr. Gotterup is a graduate of Niels Brock Business School in Denmark and has held executive positions with DAK Foods and Dansk Unilever A/S. Mr. Gotterup has over 35 years of experience in the food brokerage importing business in Europe and the United States.

Joseph A. Louro has been actively employed in the building industry for over thirty years. Mr. Louro most recently served (1990-1998) as Vice President of Perma Corp. (Subsidiary of Amrep corp., NYSE). Prior to that, he served as President of B & L Building Group (1987-1990); Vice President and C.O.O. B.F.C. Lawrenceville Corp., a division of Berkeley Federal Savings and Loan (1979-1983); President of Shorelane Realty Corp. (1971-1979) and Vice President of Warren Development Corp. (1964-1971). Mr. Louro has served on the Freehold Township (NJ) Planning Board. Mr. Louro is a three (3) time past President of the New Jersey Shore Builder's Association and currently serves on their Board of Trustees.

ITEM 10. EXECUTIVE COMPENSATION

Set forth is a Summary Compensation table relating to the chief executive officers.

                       COMPENSATION OF EXECUTIVE OFFICERS

NAME AND                                                                OTHER
PRINCIPAL POSITION           YEAR           SALARY        BONUS         COMPENSATION(1)
---------------------------------------------------------------------------------------
Glenn E. Cohen               1998           $84,615       --            250,000 options
Chief Executive Officer
                             1997           $94,231       --            200,000 options

Other Executive Salaries     1998           $71,153       --            --

(1)     No other compensation was received.

On October 15, 1998, Mr. Cohen signed a 5 year employment agreement which included a 5 year option to purchase 1,000,000 shares of the Company's Common Stock for $.15 per share. 250,000 shares are immediately exercisable. The remaining 750,000 shares will become exercisable only if (I) the company achieves revenues of $1 million of (ii) there is a change in control of the Company or (iii) the termination, under certain circumstances, of Mr. Cohen's employment with the Company. Mr. Cohen's employment agreement had called for $125,000 annual salary. In an effort to conserve working capital, Mr. Cohen has voluntarily forgone salary from August 1998 until April 1999.

                            COMPENSATION OF DIRECTORS

                                                            NUMBER OF SECURITIES
NAME                         YEAR      CONSULTING FEES      UNDERLYING OPTIONS

Knud B. Gotterup             1998           --                   25,000*

Joseph A. Louro              1998           --                   15,000*

* These options are exercisable to purchase common stock at $0.50 per share for a period of 5 years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 1999, there was 9,732,655 Common Shares outstanding and entitled to vote at the Annual Meeting. Each common share is entitled to one vote on each of the matters to be voted on at the Annual Meeting. The table listed below sets forth, as of March 15, 1999, the beneficial ownership of all persons known by the Company's voting stock, each Director, Executive Officer and all Executive Officers and Directors of the Company as a group as of March 15, 1999:

   NAME OF                    NUMBER OF SHARES                   PERCENT OF
BENEFICIAL OWNER             BENEFICIALLY OWNED                   CLASS (1)
--------------------------------------------------------------------------------
Glenn E. Cohen(2)                 1,083,333                           9%

Cryo-Cell International, Inc.     1,617,711                           13.7%

Paul W. Enoch(3)                  1,700,000                           14.4%

Knud B. Gotterup(4)                  45,000                           *

Joseph A. Louro(5)                   15,000                           *

George Shifrin(6)                   600,000                           5%

*Less than one percent

All Executive Officers and Directors
As a group (3 persons)                                                42.9%


(1) Pursuant to the rules of the Securities and Exchange Commission, the percentage of voting stock for each stockholder is calculated by dividing
     (i) the number of shares deemed to be beneficially held by such stockholders as of March 15, 1999 (ii) the sum of (a) the number of shares of Common Stock outstanding as of March 15, 1999 plus (b) the number of shares issuable upon exercise of options held by such stockholder which were exercisable as of March 15, 1999 or will become exercisable within 60 days after March 15, 1999.

(2) Includes 550,000 shares subject to options exercisable as of March 15, 1999.

(3) Includes 1,000,000 shares subject to options exercisable as of March 15, 1999.

(4)  Includes 45,000 shares subject to options exercisable as of March 15, 1999.

(5)  Includes 15,000 shares subject to options exercisable as of March 15, 1999.

(6) Includes 450,000 shares subject to options exercisable as of March 15, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1997, the Company acquired Hospitality Marketing and Purchasing Corp., (HMP) for 100,000 authorized but unissued shares of common stock in exchange for 100% of the stock of HMP. HMP was purchased from Ronald Heagle who served as President, Chief Operating Officer and Board Member from December 15, 1997 to October 15, 1998. HMP assets consisted principally of a health and food safety reference guide catalog.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits
                3.1     Certificate of Incorporation
                3.2     By-Laws (1)
                4.1     Underwriter's Option (1)
               10.2     Agreement with CRYO-CELL (1)
               10.3     Long term Scientific Consultation Contract
                        dated February 11, 1992 between the Company
                        and Dr. Charles L. Beatty and Polymer
                        Products and Services Co., including
                        assignment of all patent rights by
                        Consultant (2)
               10.4     Agreement with Valgene Associates, Dated August 6, 1992
                        (3)
               10.4.1   Agreement with Human Services Risk Management, Inc.
                        dated May 29, 1993 (3)
               10.5     Employment Agreement dated June 17, 1991 between the
                        Company and Joseph Knauer (2)
               10.5.1   Employment Agreement dated December 28, 1993 between the
                        Company and Robert Anthony Fenno (3)
               10.6     Convertible Note to CRYO-CELL International, Inc., dated
                        November 30, 1994 (3)
               10.7     Convertible note to CRYO-CELL International, Inc. dated
                        November 30, 1995 (4)
               10.8     Agreement with Pressure Point Technologies, dated
                        October 29, 1996 (5)
               10.9     Agreement with Stainless Design Corporation, dated April
                        4, 1996 for Phase I development of Hygene Guard (5)
               10.10    Agreement with Stainless Design Corporation, dated
                        October 31, 1996 for Phase II development of Hygene
                        Guard (5)
               10.11    Agreement between the Company and Glenn E. Cohen (5)
               10.12    Employment Agreement dated October 15, 1998 between the
                        Company and Glenn E. Cohen
               21       List of Subsidiaries (5)
               27       Financial Data Schedule

        (b)     Reports of Form 8-K
                8-K filed October 16, 1998 relating to Item 6 and 7

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Registration Statement of Form S-1 (no. 33-36198).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1991.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996,

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1007.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized, on the 16th day of March 1999.

                                     NET/TECH INTERNATIONAL, INC.

                                     By: /s/ GLENN E. COHEN
                                        --------------------
                                        President and Chief Executive Officer

          Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below on March 16, 1999 by the following persons in the capacities indicated:


          /s/ KNUD GOTTERUP                           Director
          -----------------
          Knud Gotterup

          /s/ JOSEPH LOURO                            Director
          -----------------
          Joseph Louro

                                 EXHIBIT INDEX

EXHIBIT
   NO.    DESCRIPTION
-------   -----------

  27       Financial Data Schedule