Form 10-Q
period 1999-02-28
NET TECH INTERNATIONAL INC
filed 1999-04-19
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
     (Mark One)

        /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended February 28, 1999.

        / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ ___________to

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

         Yes  /X/                 No   / /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 1999, 9,757,969 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one). Yes / / No /X/

                          NET/TECH INTERNATIONAL, INC.

                                TABLE OF CONTENTS
                                                                    PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                     3

     Consolidated Statements of Loss                                 5

     Consolidated Statements of Cash Flows                           6

     Notes to Consolidated Financial Statements                      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION                                                            7

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            11

SIGNATURES                                                          12

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                          February 28,  November 30,
                                                             1999          1998
                                                          ----------     --------
                                     ASSETS
CURRENT ASSETS
   Cash                                                    $ 68,332      $160,334
   Accounts receivable                                       24,962         9,437
   Prepaid expenses                                          12,878        12,419
                                                           --------      --------
            Total Current Assets                            106,172       182,190
                                                           --------      --------
FIXED ASSETS
    Leashold improvements                                    10,126        10,126
    Furniture and fixtures                                   44,024        44,024
    Machinery and equipment                                  18,898        18,898
                                                           --------      --------
                                                             73,048        73,048
    Less:  Accumulated Depreciation                          29,692        26,474
                                                           --------      --------
                                                             43,356        46,574
                                                           --------      --------
INTANGIBLE ASSETS
   Patent application costs (net of accumulated
    amortization of $22,971 and $21,144 respectively)        50,805        52,632
                                                           --------      --------
                                                             50,805        52,632
                                                           --------      --------
OTHER ASSETS
   Security deposits                                         10,850        10,850
                                                           --------      --------
            TOTAL ASSETS                                   $211,183      $292,246
                                                           ========      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         February 28,      November 30,
                                                             1999              1998
                                                         -----------       -----------
CURRENT LIABILITIES
   Accounts payable, accrued expenses and interest       $    85,404       $   146,883
   Obligations under capital lease-current portion             1,759             1,759
                                                         -----------       -----------
            Total Current Liabilities                         87,163           148,642
                                                         -----------       -----------
  Accrued compensation                                          --                --
  Obligations under capital lease                               --                --
  Deposits                                                     2,600             1,600
                                                         -----------       -----------
            Total Other Liabilities                            2,600             1,600
                                                         -----------       -----------
            Total Liabilities                                 89,763           150,242

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value; 20,000,000
      authorized; 9,757,969 and
      6,689,210 shares issued and outstanding,
      respectively                                            97,587            93,246
   Additional paid-in capital                              5,980,799         5,920,140
   Deficit accumulated during the development stage       (5,956,966)       (5,871,382)
                                                         -----------       -----------
            Total Stockholders' Equity                       121,420           142,004
                                                         -----------       -----------
            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                      $   211,183       $   292,246
                                                         ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSSES

                                                    Three Months       Three Months
                                                       ended             ended
                                                     February 28,      February 28,
                                                        1999              1998
                                                     (unaudited)       (unaudited)
                                                     -----------       -----------
REVENUE                                              $    23,584       $      --
COSTS AND EXPENSES:
   Cost of sales                                          17,848              --
   Marketing, general & administrative expenses           66,894           302,822
   Research, development and related expenses             20,299            91,588
   Depreciation and amortization                           5,046             4,671
                                                     -----------       -----------
OPERATING  LOSS                                      $   (86,502)      ($  399,081)

OTHER (INCOME) AND EXPENSE:
   Interest income                                        (1,055)             --
   Interest expense                                          137               124
                                                     -----------       -----------
                                                            (918)              124

NET LOSS                                             $   (85,584)      ($  399,205)

NET LOSS PER SHARE                                   ($     0.01)      ($     0.06)
                                                     ===========       ===========
Number of Shares Used In Computation                   9,500,377         6,820,419
                                                     ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NET/TECH INTERNATIONAL, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                ---------------------------
                                                                February 28,    February 28,
                                                                   1999            1998
                                                                (unaudited)     (unaudited)
                                                                -----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                     ($ 85,584)      ($399,205)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
           Depreciation and amortization                            5,046           4,672
           Compensation and services paid in Common Stock            --            20,000
           Accounts receivable                                    (15,525)
           Prepaid expenses                                          (459)           --
           Security deposits                                         --            (7,310)
           Accounts payable, accrued expenses and interest        (61,480)        (51,173)
           Deposits                                                 1,000            --
                                                                ---------       ---------
            Total Adjustments                                     (71,418)        (51,898)
                                                                ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                            (157,002)       (451,103)
                                                                ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
           Purchase of property and equipment-net                    --           (28,321)
           Patent and trademark acquisitions                         --            (1,050)
                                                                ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                           $    --         ($ 29,371)
                                                                ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES:
           Issuance of common stock                                65,000          30,000
           Proceeds from options sold                                --            25,000
           Principal payments under capital lease                    --              (355)
                                                                ---------       ---------
NET CASH PROVIDED BY FINANACING ACTIVITIES                         65,000          54,645
                                                                ---------       ---------
Net Decrease in Cash and Cash Equivalents                         (92,002)       (425,829)
                                                                ---------       ---------
   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                    160,334         832,502
                                                                ---------       ---------
   CASH AND CASH EQUIVALENTS END OF YEAR                        $  68,332       $ 406,673
                                                                =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest                                                     $     137       $     124
   Income Taxes                                                 $    --         $    --

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1:  FINANCIAL STATEMENTS

     The Balance Sheet as of February 28, 1999, the Statement of Operations for the three months ended February 28, 1999 and the Statement of Cash Flows for the three months ended February 28, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1998 annual report to shareholders. The results of operations for the period ended February 28, 1999 are not necessarily indicative of the operating results for the full year.

     During the quarter, the Company received $65,000 from the sale of 433,333 shares of common stock. Stock issued will be subject to Rule 144 restrictions.

NOTE 2:  AGREEMENTS

     In March 1999, the Company sold its Hygiene Guard patent estate and product development to GOJO Industries, Inc. Under the terms of the agreement, the Company will receive a down payment of $50,000 and minimum guaranteed payments of $12,000 per month for a period of twenty months. In addition the Company will recieve 10% percent of net U.S. sales of the patented hand wash reminder and monitoring technology for a period of 10 years. The Company will also receive 5% of net U.S. sales for the next two years, 2 1/2% of net U.S. sales for the following three years and 7% of all foreign net sales for a period of ten years. In addition, the purchaser intends to fund product development, patent prosecution protection and worldwide marketing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     Net/Tech International, Inc., a Delaware Corporation, is the developer of the patented Hygiene Guard Hand Wash Reminder and Monitoring technology which prompt and verifies employee hand washing in any environment where hygiene is a priority.

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

     The Company received tremendous media exposure (including CNN Worldwide) and was successful in its initial marketing efforts, receiving test purchase orders from many well-known fast food chains including KFC, Big Boys, WhatABurger, Arby's, Chili's and other well known companies.

     After extensive testing and evaluation, the Hygiene Guard product line was deemed to have important benefits and be of substantial value to end users hand washing activity. However, end users noted the following drawbacks, which made them reluctant to commit to substantial purchases. 1) Necessity of a costly hard wire installation. 2) Cost of the system (approximately $2500 per store). 3) Complexity of operating a computer in order to run the system. As a result of these drawbacks these companies were unwilling to place substantial purchase orders. All of the fast food chains involved however, did indicate a significant interest in a simple Hygiene Guard type system that would remind the employees to wash and make sure they get to the sink. In addition, specific end users indicated a strong interest in monitoring hand washes upon entry into the kitchen.

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

     After a market analysis and multiple negotiations the Company has chosen to enter into a worldwide exclusive agreement with GOJO Industries, Inc. GOJO, developer of the Purrell hand sanitizer, is an industry leading provider of soap and hand hygiene products to the worldwide food service and medical markets. GOJO is a privately held company located in their state of the art 500,000 square feet facility near Akron, Ohio. GOJO employs over 800 people and is an industry leader in the food service, institutional and healthcare markets. GOJO products are sold in 46 countries worldwide.

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

     Research, development and related engineering expenses for the three months ended February 28, 1999, were $20,299 as compared to $91,588 for the three months ended February 28, 1998. The expenses incurred during 1998 reflect expenditures to both refine and manufacture the Hygiene Guard Series 4000. After marketing the original Hygiene Guard product line and obtaining limited sales and market acceptance the Company made a determination to develop a new generation of product line and seek a strategic partner to perfect and market its systems. On November 9, 1998 the Company entered into an agreement with XL Research, Inc. for the hardware, software design and development of the new Hygiene Guard Series 2000/3000., a less expensive and less sophisticated series of hand washing system technology.

     In March 1999, the Company entered into an agreement with GOJO Industries. The key terms of the agreement are as follows:

     Net/Tech to sell the entire Hygiene Guard patent estate to GOJO Industries.

     GOJO to control product development, patent protection and marketing costs. Net/Tech to receive $290,000 over 20 months and 10% US net sales of the patented equipment for 10 years, 5% for 2 years and 2 1/2% for 3 years. In addition, Net/Tech will receiVE 7% of foreign net sales of the patented equipment for 10 years. No minimum sales guarantees are required by GOJO.

     GOJO is in the business of supplying soap and hand hygiene products to the worldwide foodservice and healthcare markets, therefore they can market the Hygiene Guard as an additional product to existing customers. Net/Tech does not have to provide any capital for buying and assembly of units nor selling expenses thereon. In March 1999, Net/Tech received a $50,000 deposit and is to receive a minimum of $12,000 per month for 20 months. In addition, Net/Tech will receive net sales percentages of the patented equipment, previously noted. Their main source of income will be these payments and fees generated by the sale of units by GOJO.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses since inception and revenues consist of $23,584 for the three months ended February 28, 1999 from the sales of the Hygiene Guard Series 4000 product. At February 28, 1999 the Company had cash and cash equivalents of $68,332. The Company received $65,000 from the sale of 433,333 shares at 15(cent) per share during the three months eNDED February 28, 1999.

     The Company is now dependent upon GOJO as its main source of revenue. There are no assurances as to the level of GOJO's Hygiene Guard product sales or its success in marketing. The Company is dependent upon the initial and net sales payments from GOJO as well as obtaining additional financing. The Company may not have enough cash to pay-off its current payables and operate. There is no assurance that additional financing will be available. The Company has not established borrowing arrangements or have an available line of credit.

MANAGEMENT

     At present there are 2 employees on the staff of the Company. Glenn E. Cohen serves as the Chairman of the Board and Chief Executive Officer.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1   Certificate of Incorporation(1)
          3.2   By-Laws(1)
      ------------------
     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-36198).

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed since the last report.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NET/TECH INTERNATIONAL, INC.

                                         /S/ GLENN E. COHEN
                                         Glenn E. Cohen
                                         Chairman and Chief Executive Officer
   Date:  April 19, 1999