Form 10QSB
period 1999-05-31
NET TECH INTERNATIONAL INC
filed 1999-07-15
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 31, 1999.

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the transition period from________________ to _______________

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

-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]         No       [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 1999, 9,757,969 shares of $0.01 par value common stock were outstanding.

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

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                                          MAY 31,     NOVEMBER 30,
                                                           1999           1998
                                                          --------    ------------
CURRENT ASSETS
   Cash                                                   $ 57,591      $160,334
   Accounts receivable                                        --           9,437
   Due from sale of patent                                 144,000          --
   Prepaid expenses                                         10,867        12,419
                                                          --------      --------

              Total Current Assets                         212,457       182,190
                                                          --------      --------
FIXED ASSETS

    Leashold improvements                                   10,126        10,126
    Furniture and fixtures                                  44,024        44,024
    Machinery and equipment                                 18,898        18,898
                                                          --------      --------
                                                            73,048        73,048
    Less:  Accumulated Depreciation                         32,911        26,474
                                                          --------      --------
                                                            40,137        46,574
                                                          --------      --------
INTANGIBLE ASSETS
   Patent application costs - (net of accumulated           25,000        52,632
    amortization of $0 and $21,144 respectively)
                                                          --------      --------
                                                            25,000        52,632
                                                          --------      --------
OTHER ASSETS
   Due from sale of patent - non-current                    84,000          --
   Security deposits                                        10,850        10,850
                                                          --------      --------

              Total Other Assets                            94,850        10,850

              TOTAL ASSETS                                $372,445      $292,246
                                                          ========      ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           May 31,         November 30,
                                                            1999               1998
                                                         -----------       -----------
CURRENT LIABILITIES
   Accounts payable, accrued expenses and interest       $   102,989       $   146,883
   Obligations under capital lease-current portion             1,345             1,759
                                                         -----------       -----------

              Total Current Liabilities                      104,333           148,642
                                                         -----------       -----------

  Accrued compensation                                          --                --
   Obligations under capital lease                              --                --
   Deposits                                                    2,600             1,600
                                                         -----------       -----------

              Total Other Liabilities                          2,600             1,600
                                                         -----------       -----------

              Total Liabilities                              106,933           150,242

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value; 20,000,000
      authorized; 9,757,969 and
      6,689,210 shares issued and outstanding,
      respectively                                            97,587            93,246
   Additional paid-in capital                              5,980,799         5,920,140
   Deficit accumulated during the development stage       (5,812,874)       (5,871,382)
                                                         -----------       -----------

              Total Stockholders' Equity                     265,512           142,004
                                                         -----------       -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                    $   372,445       $   292,246
                                                         ===========       ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   -------------------------------      --------------------------------
                                                      MAY 31,            MAY 31,            MAY 31,            MAY 31,
                                                       1999                1998              1999                1998
                                                    (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                   ------------       ------------      -------------       ------------
REVENUE                                              $      --         $     3,663       $    23,584       $     3,663

COSTS AND EXPENSES:
   Costs of sales                                           --               1,400            12,535             1,400
   Marketing, general & administrative expenses          112,640           356,681           184,847           659,503
   Research, development and related expenses              5,000            81,730            25,299           173,317
   Depreciation and amortization                           3,218             4,672             8,264             9,344
                                                     -----------       -----------       -----------       -----------

   Total Costs and Expenses                              120,861           444,484           230,945           843,564

OPERATING  LOSS                                         (120,860)         (440,821)         (207,360)         (839,902)

OTHER INCOME AND (EXPENSE):
   Gain on sale of patent                                264,195              --             264,195              --
   Interest income                                           819            13,322             1,874            13,322
   Interest expense                                          (64)             (110)             (201)             (234)
                                                     -----------       -----------       -----------       -----------
                                                         264,950            13,212           265,868            13,088

NET INCOME (LOSS)                                        144,090       $  (427,608)           58,507       $  (826,813)

NET INCOME (LOSS) PER SHARE                          $      0.01       $     (0.06)      $      0.01       $     (0.12)
                                                     ===========       ===========       ===========       ===========

Number of Shares Used In Computation                   9,757,969         6,872,495         9,630,588         6,846,743
                                                     ===========       ===========       ===========       ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                     SIX MONTHS ENDED
                                                                ---------------------------
                                                                  MAY 31,         MAY 31,
                                                                   1999            1998
                                                                (UNAUDITED)     (UNAUDITED)
                                                                -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                             $  58,507       ($826,813)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
             Depreciation                                            6,437           7,282
             Amortization of intangible assets                       1,827           2,062
             Compensation and services paid in Common Stock           --            20,000
             Gain on sale of patent                               (264,195)           --
             Changes in assets and liabilities
             Accounts receivable                                     9,437          (3,663)
             Inventory                                                --           (57,638)
             Prepaid expenses                                        1,551         (16,807)
             Security deposits                                        --            (6,890)
             Deposits                                                1,000            --
             Accrued expenses and interest                         (43,893)         (6,730)
                                                                 ---------       ---------
            Total Adjustments                                     (287,336)        (62,384)
                                                                 ---------       ---------

NET CASH (USED IN) OPERATING ACTIVITIES                           (229,329)       (889,197)
                                                                 ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
             Purchase of property and equipment-net                   --          (158,069)
             Proceeds from sale of patent                           62,000
             Patent and trademark acquisitions                        --            (1,050)
                                                                 ---------       ---------
NET CASH (USED IN) INVESTING ACTIVITIES                             62,000        (159,119)
                                                                 ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
             Sale of common stock                                   65,000         440,000
             Proceeds from options sold                               --            25,000
             Principal payments under capital lease                   (414)           (723)
                                                                 ---------       ---------
NET CASH PROVIDED BY FINANACING ACTIVITIES                          64,586         464,277
                                                                 ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents              (102,743)       (584,039)
                                                                 ---------       ---------

   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                     160,334         832,502
                                                                 ---------       ---------

   CASH AND CASH EQUIVALENTS END OF PERIOD                       $  57,591       $ 248,463
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest ...............................................      $     201       $     338
   Income Taxes ...........................................           --              --


          The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1:  FINANCIAL STATEMENTS

         The Balance Sheet as of May 31, 1999, the Statement of Operations for the six months ended May 31, 1999 and the Statement of Cash Flows for the six months ended May 31, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1998 annual report to shareholders. The results of operations for the period ended May 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2:  AGREEMENTS

         In March 1999, the Company sold its Hygiene Guard patent estate and product development. Under the terms of the agreement, the Company will receive 10% percent of net U.S. sales of the patented hand wash reminder and monitoring technology for a period of 10 years. The Company will also receive 5% of net U.S. sales for the next two years, 2 1/2% of net U.S. sales for the following three years and 7% of all foreign net sales for a period of ten years. In March 1999, the Company received a down payment of $50,000 and is to receive minimum guaranteed payments of $12,000 per month for a period of twenty months. The purchaser will also fund product development, patent prosecution protection and worldwide marketing.

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

         Research, development and related engineering expenses for the six months ended May 31, 1999, were $25,299 as compared to $173,317 for the six months ended May 31, 1998. The expenses incurred during 1998 reflect expenditures to both refine and manufacture the Hygiene Guard Series 4000. After marketing the original Hygiene Guard product line and obtaining limited sales and market acceptance the Company made a determination to develop a new generation of product line and seek a strategic partner to perfect and market its systems. On November 9, 1998 the Company entered into an agreement with XL Research, Inc. for the hardware, software design and development of the new Hygiene Guard Series 2000/3000., a less expensive and less sophisticated series of hand washing system technology.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operating losses since inception and revenues consist of $23,584 for the six months ended May 31, 1999 from the sales of the Hygiene Guard Series 4000 product. At May 31, 1999 the Company had cash and cash equivalents of $57,591. The Company received $65,000 from the sale of 433,333 shares at 15(cent) per share during the six months ended May 31, 1999. In March 1999, the Company received a down payment of $50,000 and will receive minimum guaranteed payments of $12,000 per month for a period of twenty months for the sale of its Hygiene Guard patent estate and product development.

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


                                       NET/TECH INTERNATIONAL, INC.

                                       /s/ GLENN E. COHEN
                                       -----------------------------------------
                                       Glenn E. Cohen
                                       Chairman and Chief Executive Officer


Date: July 15, 1999