Form 10QSB/A
period 1999-05-31
NET TECH INTERNATIONAL INC
filed 1999-07-20
CIK 866492

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                AMENDMENT NO. 1

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

                          NET/TECH INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                         3

         Consolidated Statements of Loss                                     5

         Consolidated Statements of Cash Flows                               6

         Notes to Consolidated Financial Statements                          7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            7


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    12

SIGNATURES                                                                  13

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

NOTE 3:  LEGAL PROCEEDINGS

         On May 19, 1999 the Company was notified that Compliance Control, Inc.
(CCI) demands arbitration against the Company. The demand is made pursuant to the written agreement with the Company dated March 12, 1998, CCI and the Company had contracted for the distribution of the Hygenius(TM) hand washing control and monitoring systems manufactured by or for CCI. The Agreement requires the Company to pay CCI a minimum amount each month, in the event that the Company failed to sell the minimum number of the product. The claims against the Company are breach of contract in the amount of $112,672.76 plus interest and recovery of arbitration fees, costs and attorneys' fees in an amount to be determined by the Arbitrator.

        On June 18, 1999 the Companay filed a Demand for Arbitration Counterclaim against Compliance Control, Inc. The nature of the counterclaim included breach of contract, covenant of good faith and fair dealing, fraud and trade disparagement.

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

ITEM 1:  LEGAL PROCEEDINGS

         On May 19, 1999 the Company was notified that Compliance Control, Inc.
(CCI) demands arbitration against the Company. The demand is made pursuant to the written agreement with the Company dated March 12, 1998, CCI and the Company had contracted for the distribution of the Hygenius(TM) hand washing control and monitoring systems manufactured by or for CCI. The Agreement requires the Company to pay CCI a minimum amount each month, in the event that the Company failed to sell the minimum number of the product. The claims against the Company are breach of contract in the amount of $112,672.76 plus interest and recovery of arbitration fees, costs and attorneys' fees in an amount to be determined by the Arbitrator.

        On June 18, 1999 the Companay filed a Demand for Arbitration Counterclaim against Compliance Control, Inc. The nature of the counterclaim included breach of contract, covenant of good faith and fair dealing, fraud and trade disparagement.

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


Date: July 20, 1999