Form 10QSB
period 1999-08-31
NET TECH INTERNATIONAL INC
filed 1999-10-15
CIK 866492

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

       (Mark One)
       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 31, 1999.

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the transition period from _____ to _____

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


----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                 No [  ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 1999, 9,769,501 shares of $0.01 par value common stock were outstanding.

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

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                     AUGUST 31,   NOVEMBER 30,
                                                        1999         1998
                                                     ---------    ----------

CURRENT ASSETS
   Cash                                              $ 15,716      $160,334
   Accounts receivable
                                                         --           9,437
   Due from sale of patent
                                                      144,000          --
   Prepaid expenses
                                                        9,726        12,419
                                                     --------      --------

              Total Current Assets                    169,442       182,190
                                                     --------      --------

FIXED ASSETS

    Leashold improvements                              10,126        10,126
    Furniture and  fixtures                            44,024        44,024
    Machinery and equipment                            18,898        18,898
                                                     --------      --------
                                                       73,048        73,048
    Less:  Accumulated Depreciation                    36,129        26,474
                                                     --------      --------
                                                       36,919        46,574
                                                     --------      --------

INTANGIBLE ASSETS
   Patent application costs - (net of accumulated      25,000        52,632
    amortization of $0 and $21,144 respectively)
                                                     --------      --------
                                                       25,000        52,632
                                                     --------      --------
OTHER ASSETS
   Due from sale of patent - non-current               48,000
   Security deposits                                   10,850        10,850
                                                     --------      --------

              Total Other Assets                       58,850        10,850

              TOTAL ASSETS                           $290,211      $292,246
                                                     ========      ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           AUGUST 31,        NOVEMBER 30,
                                                              1999               1998
                                                          -----------        -----------
CURRENT LIABILITIES
   Accounts payable, accrued expenses and interest        $    93,550        $   146,883
   Obligations under capital lease-current portion                914              1,759
                                                          -----------        -----------

              Total Current Liabilities                        94,464            148,642
                                                          -----------        -----------

  Accrued compensation                                           --                 --
   Obligations under capital lease                               --                 --
   Deposits                                                     2,600              1,600
                                                          -----------        -----------

              Total Other Liabilities                           2,600              1,600
                                                          -----------        -----------

              Total Liabilities                                97,064            150,242

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value; 20,000,000
      authorized; 9,769,501 and
      6,689,210 shares issued and outstanding,
      respectively                                             97,587             93,246
   Additional paid-in capital                               5,980,799          5,920,140
   Deficit accumulated during the development stage        (5,885,239)        (5,871,382)
                                                          -----------        -----------

              Total Stockholders' Equity                      193,147            142,004
                                                          -----------        -----------
              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                     $   290,211        $   292,246
                                                          ===========        ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   ---------------------------        ---------------------------
                                                    AUGUST 31,      AUGUST 31,        AUGUST 31,      AUGUST 31,
                                                       1999            1998               1999            1998
                                                   (UNAUDITED)     (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
                                                   -----------     -----------        -----------     -----------
REVENUE                                            $      --       $    17,847        $    23,584     $    21,509

COSTS AND EXPENSES:
   Costs of sales                                         --            10,542             12,535          11,942
   Marketing, general & administrative expenses         69,548         290,986            254,393         950,489
   Research, development and related expenses             --            69,606             25,299         242,923
   Depreciation and amortization                         3,218           4,672             11,482          14,016
                                                   -----------     -----------        -----------     -----------

   Total Costs and Expenses                             72,766         375,807            303,709       1,219,370

OPERATING  LOSS                                        (72,766)       (357,960)          (280,125)     (1,197,862)

OTHER INCOME AND (EXPENSE):
   Gain on sale of patent                                 --              --              264,195            --
   Interest income                                         447           2,479              2,320          15,801
   Interest expense                                        (47)            (95)              (248)           (329)
                                                   -----------     -----------        -----------     -----------
                                                           400           2,384            266,267          15,472

NET INCOME (LOSS)                                      (72,366)    ($  355,574)           (13,858)    ($1,182,388)

NET INCOME (LOSS) PER SHARE                        ($     0.01)    ($     0.05)       ($    0.001     ($    17.00)
                                                   ===========     ===========        ===========     ===========

Number of Shares Used In Computation                 9,768,721       6,872,495          9,676,969       6,846,743
                                                   ===========     ===========        ===========     ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NET/TECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED
                                                                   ---------------------------
                                                                    AUGUST 31,     AUGUST 31,
                                                                      1999            1998
                                                                   (UNAUDITED)    (UNAUDITED)
                                                                   -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Profit (Loss)                                               ($   13,858)    ($1,182,388)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES
             Depreciation                                                9,655          10,923
             Amortization of intangible assets                           1,827           3,093
             Compensation and services paid in Common Stock               --            20,000
             Gain on sale of patent                                   (264,195)           --
             Changes in assets and liabilities
                Accounts receivable                                      9,437         (17,572)
                Inventory                                                 --          (247,069)
                Prepaid expenses                                         2,692         (13,457)
                Security deposits                                         --            (6,891)
                Deposits                                                 1,000            --
                Accounts payable, accrued expenses and interest        (53,331)        104,194
                                                                   -----------     -----------

            Total Adjustments                                         (292,914)       (146,779)
                                                                   -----------     -----------

NET CASH (USED IN) OPERATING ACTIVITIES                               (306,772)     (1,329,167)
                                                                   -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
             Purchase of property and equipment-net                       --          (159,337)
             Proceeds from sale of patent                               98,000
             Patent and trademark acquisitions                            --            (1,050)
                                                                   -----------     -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                 98,000        (160,387)
                                                                   -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
             Sale of common stock                                       65,000         740,000
             Proceeds from options sold                                   --            25,000
             Principal payments under capital lease                       (846)         (1,106)
                                                                   -----------     -----------
NET CASH PROVIDED BY FINANACING ACTIVITIES                              64,154         763,894
                                                                   -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents                  (144,618)       (725,660)
                                                                   -----------     -----------
   CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                         160,334         832,502
                                                                   -----------     -----------
   CASH AND CASH EQUIVALENTS END OF PERIOD                         $    15,716     $   106,842
                                                                   ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period For:
   Interest                                                        $       248     $       329
   Income Taxes                                                           --              --


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1:  FINANCIAL STATEMENTS

     The Balance Sheet as of August 31, 1999, the Statement of Operations for the nine months ended August 31, 1999 and the Statement of Cash Flows for the nine months ended August 31, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1998 annual report to shareholders. The results of operations for the period ended August 31, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3:  LEGAL PROCEEDINGS

     On May 19,1999 the Company was notified that Compliance Control, Inc. (CCI) demands arbitration against the Company. The demand is made pursuant to the written agreement with the Company dated March 12, 1998. CCI and the Company had contracted for the distribution of the Hygenius(TM) hand washing control and monitoring systems manufactured by or for CCI. The Agreement requires the Company to pay CCI a minimum amount each month, in the event that the Company failed to sell the minimum number of the product. The claims against the Company are breach of contract in the amount of $112,672.76 plus interest and recovery of arbitration fees, costs and attorneys' fees in an amount to be determined by the Arbitrator.

     On June 18, 1999 the Company filed a Demand for Arbitration Counterclaim against Complaince Control, Inc. The nature of the counterclaim included breach of contract, covenant of good faith and fair dealing, fraud and trade disparagement.

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

     Research, development and related engineering expenses for the nine months ended August 31, 1999, were $0 as compared to $25,299 for the nine months ended August 31, 1998. The expenses incurred during 1998 reflect expenditures to both refine and manufacture the Hygiene Guard Series 4000. After marketing the original Hygiene Guard product line and obtaining limited sales and market acceptance the Company made a determination to develop a new generation of product line and seek a strategic partner to perfect and market its systems. On November 9, 1998 the Company entered into an agreement with XL Research, Inc. for the hardware, software design and development of the new Hygiene Guard Series 2000/3000., a less expensive and less sophisticated series of hand washing system technology.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses since inception and revenues consist of $23,584 for the nine months ended August 31, 1999 from the sales of the Hygiene Guard Series 4000 product. At August 31, 1999 the Company had cash and cash equivalents of $15716. The Company received $65,000 from the sale of 433,333 shares at 15(cent) per share during the six months ended May 31, 1999. In March 1999, the Company received a down payment of $50,000 and will receive minimum guaranteed payments of $12,000 per month for a period of twenty months for the sale of its Hygiene Guard patent estate and product development.

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

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     On May 19,1999 the Company was notified that Compliance Control, Inc. (CCI) demands arbitration against the Company. The demand is made pursuant to the written agreement with the Company dated March 12, 1998. CCI and the Company had contracted for the distribution of the Hygenius(TM) hand washing control and monitoring systems manufactured by or for CCI. The Agreement requires the Company to pay CCI a minimum amount each month, in the event that the Company failed to sell the minimum number of the product. The claims against the Company are breach of contract in the amount of $112,672.76 plus interest and recovery of arbitration fees, costs and attorneys' fees in an amount to be determined by the Arbitrator.

     On June 18, 1999 the Company filed a Demand for Arbitration Counterclaim against Complaince Control, Inc. The nature of the counterclaim included breach of contract, covenant of good faith and fair dealing, fraud and trade disparagement.

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


                                       NET/TECH INTERNATIONAL, INC.


                                       /S/ GLENN E. COHEN
                                       ------------------
                                       Glenn E. Cohen
                                       Chairman and Chief Executive Officer





     Date:  October 15, 1999