Form 10KSB
period 1999-11-30
NET TECH INTERNATIONAL INC
filed 2000-03-10
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended November 30, 1999.

                             Commission File Number

                          NET/TECH INTERNATIONAL, INC.
                          ----------------------------
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

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year:  $290,381.

As of November 30, 1999, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $1,750,071.48. The market value of Common Stock of the Issuer, par value $.01 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was
 .187.

The number of shares outstanding of the Issuer's Common Stock, par value $.01 per share, as of November 30, 1999 9,758,671.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2000 Annual Meeting of Shareholders which was filed with the Securities and Exchange Commission on February 15, 2000.

                                     PART 1

Item 1. Description of Business
-------------------------------

OVERVIEW OF BUSINESS

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

GOJO INDUSTRIES AGREEMENT

     On March 15, 1999, Net/Tech sold its entire hand washing technology patent estate and product development to date to GOJO Industries, Inc. in return for a percentage of net sales of the patented hand wash reminder and monitoring equipment. GOJO made payments to Net/Tech in the total amount of $158,000.

     Subsequent to November 30, 1999, GOJO made a determination not to proceed with the commercialization of the next generation of Hygiene Guard Systems. In recent communications, GOJO cited the grant of a third party patent for a similar use and an initial rejection of one of Net/Tech's pending patent applications as reasons for ceasing commercialization. GOJO has proposed transferring the patent estate back to Net/Tech in exchange for termination of the agreement and a general release. The terms of the original agreement called for GOJO to pay Net/Tech a total of $290,000 over 20 months. Through January, 2000, GOJO had paid Net/Tech $158,000 and has not made the February payment. In addition, Net/Tech was to receive 10% of U.S. net sales and 7% of overseas net sales for 10 years and a sliding scale percentage for the balance of the 15 year agreement.

     Current Net/Tech management will attempt to resolve the GOJO matter as soon as possible. Net/Tech and ROI have agreed that any resolution with GOJO must be acceptable to ROI in order for the pending acquisition to be completed. Net/Tech shareholders are scheduled to vote on the ROI acquisition at the Annual Meeting on March 20, 2000.

PATENTS

     The Company has no patents pending and all patent rights were transferred to GOJO.

COMPETITION

     The Company is no longer planning to produce the Hygiene Guard series of products. The Company currently has no identifiable market and thus no competition.

RESEARCH AND DEVELOPMENT

     The Company has no current or future research and development plans.

EMPLOYEES

     As of November 30, 1999, the Company had 1 full time employee. Subsequent to November 30, 1999, the Company has no paid employees.

Item 2. Description of Property
-------------------------------

     The Company leases approximately 4700 square feet in Red Bank, New Jersey, with an annual rent of $63,150.24. The current lease expires March 2001.

     On August 14, 1998 the Company subleased approximately 700 square feet with an annual rent of $9,600. As of December 1, 1998 the Company also subleased an additional 2500 square feet with an annual rent of $36,000. The Company still has in place and maintains these subleases until March 2001. The Company's total space subleased is + 3200 square feet which provide sublease income of $45,600 annually.

Item 3. Legal Proceedings
-------------------------

     NONE

Item 4. Submission of Matter to Vote of Security Holders
--------------------------------------------------------

     The Company did not hold a security holders meeting in fiscal year 1999. Subsequent to November 30, 1999, a security holders' meeting was scheduled for on March 20, 2000. Reference the Company's Definitive Proxy filed with the SEC on February 15, 2000 for a description of items up for vote at the meeting of Security Holders.

Item 5. Market for the Registrants Common equity and Related Stockholder Matters
--------------------------------------------------------------------------------

     (a) The Company's Common Stock has been trading on the Over-the-Counter market since January 10, 1992, the date of the Company's initial public offering. The following table shows for the calendar periods indicated the high and low closing bid quotation for the Company's Common Stock. The quotations were obtained using an internet retrieval service.

                       1999              High Bid Low Bid
                       ----              -------- -------
     First Quarter                       21/32    5/16
     Second Quarter                      1 1/8    3/8
     Third Quarter                       7/16     1/8
     Fourth Quarter                      3/4      1/8

                       1998              High Bid Low Bid
                       ----              -------- -------
     First Quarter                       4 1/16   2 1/12
     Second Quarter                      3 3/8    2 9/16
     Third Quarter                       2 7/8    1 5/16
     Fourth Quarter                      7/16     3/8

     (b) As of February 2, 2000, there were approximately 210 record holders of the Company's Common Stock. In addition, there were approximately 890 shareholders in street name whose shares are held in the name of other nominees.

     (c) There have been no dividends declared or paid by the Company on its Common Stock during the past three years.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information included in this discussion contains forward looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

     In fiscal year 1999, the Company abandoned its development of the Hygiene Guard product line and sold all of its patent estate to GOJO Industries, Inc. The Company is not currently developing or researching any new product lines. During fiscal year 1999, the Company realized revenues from GOJO payments for the patent estate. GOJO is still in the development phase of the Hygiene Guard series. The Company has received no royalty payments from GOJO sales as a result of the GOJO contract. As a result of these events and the ongoing cost of operations, the Company incurred a net loss of $304,143 during the fiscal year ending November 30, 1999. Subsequent to November 30, 1999, GOJO elected to terminate the agreement and return the patent estate to Net/Tech.

     Net/Tech International Inc., as a development stage company, was in the process of commercializing its patented hand wash reminder and monitoring technology. The Company's primary products were its patented Hygiene Guard series, which prompts and monitors employee hand washing in any environment where hygiene is a priority. In fiscal year 1998, the management team made a concerted effort to utilize its financial resources to develop and promote the Hygiene Guard products. The Company made significant expenditures for research, development and related engineering costs during fiscal 1998 as compared to fiscal 1997. In 1997 this reflected the

Company's contract with the supplier of its printed circuit assembly components. These expenditures were paid for working engineering model systems with a personal computer based system controller capable of remote access, field testing of the model systems, productions of beta test and field testing units. The Company also incurred engineering costs with the company assembling the Hygiene Guard to develop the Badge to be worn by employees, the Soap and Employee Monitoring Units, the system interface, and the tooling charges to manufacture these products. In 1998 these costs continued and additional funds were expended to initiate development of a less expensive and less sophisticated series of hand washing system technology. These costs totaled $419,013 in fiscal 1998.

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

     The Company entered into a contract with GOJO Industries. The key terms of the contract were as follows:

1. Net/Tech sold the entire Hygiene Guard patent estate and product development to date to GOJO Industries.
2. GOJO was to control product development, patent protection and marketing costs.Net/Tech was to receive $290,000 over 20 months and 10% US net sales of the patented equipment for 10 years, 5% for 2 years and 2 1/2% for 3 years. In addition, Net/Tech would receive 7% of foreign net sales of the patented equipment for 10 years. No minimum sales guarantees were required by GOJO.

     Subsequent to November 30, 1999, GOJO made a determination not to proceed with the commercialization of the next generation of Hygiene Guard Systems. In recent communications, GOJO cited the grant of a third party patent for a similar use and an initial rejection of one of Net/Tech's pending patent applications as reasons for ceasing commercialization. GOJO has proposed transferring the patent estate back to Net/Tech in exchange for termination of the agreement and a general release.

     In connection with sale to GOJO, the Company has written off in 1998 all inventory and prototype that is not useable. These amounted to $251,288 and $119,795 respectively. They are currently developing a new version of product, which will be sold to GOJO along with the patent estate.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company sustained a loss of $143,986 and has had no revenue other than the payments from GOJO Industries. In order for the Company to attract capital it issued 434,034 shares at $0.29 per share during the year and from conversions of options and payment creditors in stock. The Company's working capital as of November 30, 1999 was approximately $18,589 with its assets consisting mostly of cash.

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

The Company was dependent upon GOJO as its main source of revenue. Subsequent to November 30, 1999, GOJO made a determination not to proceed with the commercialization of the next generation of Hygiene Guard Systems. In recent communications, GOJO cited the grant of a third party patent for a similar use and an initial rejection of one of Net/Tech's pending patent applications as reasons for ceasing commercialization. GOJO has proposed transferring the patent estate back to Net/Tech in exchange for termination of the agreement and a general release.

TECHNOLOGICAL FACTORS. The Company has abandoned development of the Hygiene Guard product line. The Company is not developing new products.

MARKET ACCEPTANCE. Because of the contract with GOJO, and the Company's abandonment of the development of a less expensive Hygiene Guard application, the market for the Hygiene Guard product line in effect rested with GOJO and GOJO has decided not to commercialize the product line.

DEPENDENCE ON GOJO CONTRACT. The Company's main source of revenue was from payments from GOJO Industries and no further payments may be forthcoming.

NEED FOR ADDITIONAL FINANCING. As of the fiscal year the Company shows a working capital of $18,589. The Company was dependent upon the initial and net sales payments from GOJO as well as obtaining additional financing. The Company may not have enough cash to pay-off its current payables and operate. There is no assurance that additional financing will be available. The Company has no established borrowing arrangements or available line of credit.

SUBSEQUENT EVENTS. The Company has entered into an agreement to acquire Results Oriented Integration Corporation d/b/a ROI Corporation, a privately held Georgia corporation. With the acquisition of ROI, the Company will be in a new business, providing payment processing software to the e-commerce marketplace, as well as retail and mail order businesses.

ROI ACQUISITION

     ROI markets software that processes electronic payment transactions for companies selling through Internet e-commerce, retail outlets, and mail order call centers. ROI's primary software is "e-transaction middleware" that is certified to provide access to credit card and check authorization networks for application software from companies like Binary Tree, Computer Associates, J.D. Edwards, Friedman Corporation, HarrisData, Intentia, LANSA, VAI, and dozens more. ROI's middleware is used in both business-to-business and business-to-consumer transactions by companies ranging from very small to very large Internet marketers and retailers, including Alltel, Brunswick, 800.com, IBM, Omaha Steaks, and Skytel.

     ROI is a leader in credit card processing software for the IBM AS/400 in the United States. The AS/400 is one of the world's most popular business computers, with more than 650,000 systems sold in more than 150 countries. The Company believes the availability of additional capital will allow ROI to leverage its position and expand internationally. Additionally, ROI intends to offer its new ROI JavaCardTM middleware on other systems like Unix, Linux, and Windows. To further broaden its offerings, the Company will pursue acquisitions of other software companies whose products are complementary to ROI's.

     Once all of the terms and conditions of the agreement for the acquisition of ROI have been met, ROI's shareholders will have controlling interest in the Company, ROI management will replace Net/Tech management, and the name of the Company will be changed to ROI. The Company believes that the potential market for ROI products and services will continue to grow rapidly as more and more companies implement e-commerce systems.

     The Company must issue (after a 1-for-6 reverse split) a total of 6,118,918 shares of Common Stock, par value $.01 per share, to be exchanged for all of the issued and outstanding shares of common stock of ROI. These shares will not be registered under the Securities Act of 1933, as amended, and must be held for a minimum of two years. 2,352,988 of these shares will be delivered at closing and 3,765,930 of these shares will be held in escrow, with a portion released each year based on the Company's Net Income Before Income Taxes ("NIBIT") for the fiscal years ending in 2000, 2001, 2002, 2003, 2004, and 2005. Each year's released shares must be held for a minimum of one year. Except for the minimum holding period, all of these shares are subject to piggyback registration rights which will enable the holder of such shares to have such shares registered along with any possible future registration of shares of the Company.

RISK FACTORS

FINANCIAL PERFORMANCE. The Company has incurred operating losses for the years ending November 30, 1997, 1998, and 1999. The Company's financial information can be found in its 10-KSB and 10-QSB filings. Additional financial information can be found in the addenda to this Memorandum. ROI incurred an operating loss in its fiscal year ending June 30, 1998, and had operating profits in its fiscal year ending June 30, 1999, and for the six-month period ending December 31, 1999. Appendix A includes the audited financial statements of ROI for the fiscal years ended June 30, 1998, and 1999, the unaudited financial statements of ROI for the six months ended December 31, 1999, and the unaudited financial statements of the Company for the fiscal year ended November 30, 1999. Appendix B includes the pro forma financial statements for the combination of the Company and ROI for the fiscal year ended November 30, 1999, and the pro forma financial statements projected for ROI for the fiscal years ending June 30, 2000 and 2001. Upon completion of the acquisition of ROI, the Company's fiscal year end will be changed from November 30 to June 30. There can be no assurance that the business will be profitable in the future.

COMPETITION. In the IBM AS/400 market, ROI products have achieved acceptance and are installed on approximately 1,000 systems. In the new markets for other computer systems that the Company intends to enter, some of the competitors are much larger and more established and are better capitalized, leaving the Company at a substantial disadvantage.

ADDITIONAL CAPITAL REQUIREMENTS. The Company believes that the proceeds of this offering, together with cash flow from operations will be adequate to meet the Company's short term working capital requirements. No assurance can be given that the Company will not require additional debt or equity financing to maintain and support its operations, or that the Company will be able to obtain such financing when and if required.

NO ASSURANCE OF SUCCESSFUL EXPANSION. ROI currently offers software only for IBM AS/400 computer systems in the United States. The Company intends to expand the market for ROI products onto additional types of computer systems and into international markets. The Company also intends to pursue the acquisition of companies whose products are complementary to ROI's. No assurance can be given that such expansion will be successful or that such acquisitions will be accomplished.

NO ASSURANCE OF MEETING PROJECTIONS. Any return to shareholders of the Company will be dependent upon the success of the Company in achieving the sales as forecast and in operating the Company within anticipated costs. There is no guarantee or assurance that such success will be achieved or maintained for a specific period of time. Sales may be adversely affected by various industry and technological factors, or any adverse changes in general economic conditions. If the Company does not achieve its projected operating results, any investment in the Company could be uneconomic.

TRADING MARKET. The Company's common stock is traded on the OTC Bulletin Board under the symbol "NTTI." However, the Company considers its common stock to be "thinly traded" and there can be no assurance that an active trading market in the Company's stock will be maintained. In the absence of such a market, an investor may find it more difficult to sell the stock offered hereby. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many small companies. The trading price of the Company's common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of technological innovations by the Company or its competitors, general conditions in the software industry and other factors. These fluctuations, as well as general economic and market conditions, may have a material adverse effect on the market price of the Company's common stock.

NO ASSURANCE OF NASDAQ OR AMEX LISTING. The Company intends to apply for a listing of its common stock on the NASDAQ Small Cap Stock Market or the American Stock Exchange as soon as practicable. The Company believes that after the closing this offering and the closing of the ROI acquisition, the Company will meet the requirements for such a listing. However, there is no assurance that the common stock will qualify for a listing. In addition, there are certain subjective criteria for listing applications. Even if the Company meets the published requirements for listing, there can be no assurance that the NASDAQ or the American Stock Exchange will list the Company's common stock.

CONTROL BY PRINCIPAL SHAREHOLDERS. Upon completion of this offering and the ROI acquisition, the Company's three principal shareholders will own a majority of the Company's total issued and outstanding common stock. Such principal shareholders will be in a position to elect all the directors of the Company and control the management and affairs of the Company.

DILUTION. Purchasers of the Shares will incur an immediate dilution in the net tangible book value of such Shares upon the completion of this offering in that the net tangible book value per Share immediately after such offering will be significantly less than the price per share at which the Shares are purchased. Dilution represents the difference between the price per share paid by the new investor, after deduction of expenses, and the net tangible book value per share after the offering.

SHARES ELIGIBLE FOR FUTURE SALE AND THE EXERCISE OF OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET FOR COMMON STOCK. The Company has issued shares and will issue additional shares considered "restricted securities" that may be sold pursuant to Rule 144 of the Securities Act of 1933. Rule 144 provides, in essence, that a person that is an affiliate of the Company holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of: (i) one percent of the Company's issued and outstanding shares; or (ii) the average weekly volume of sales during the four calendar weeks preceding the sale. Persons who are not affiliates of the Company may sell without volume limitation their shares held for two years if there is adequate current public information concerning the Company. The sale in the public market of common stock may adversely affect prevailing market prices of common stock. The exercise of outstanding options and warrants will dilute the percentage ownership of stockholders. Sales in the public market of common stock underlying such options or warrants may adversely affect prevailing market prices of common stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

LIMITATION ON DIRECTOR LIABILITY. As permitted by Delaware law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

DIVIDEND POLICY. It is the present policy of the Company not to pay any cash dividends. Payment of additional dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors that the board of directors of the Company may deem relevant.

ITEM 7  FINANCIAL STATEMENTS
----------------------------

     The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

NET/TECH INTERNATIONAL, INC.

LIST OF FINANCIAL STATEMENTS

The following financial statements of Net/Tech International, Inc. are included in Item 7:

Balance Sheets                                                               F 1

Statements of Loss                                                           F 2

Average Share Information                                                    F 3

Statements of Cash Flows                                                     F 4

Statements of Shareholders' Equity - Inception Through November 30, 1999     F 5


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Net/Tech International, Inc.
Balance Sheets

                                                          November 30,    November 30,
                                                             1999            1998
Assets
------

Current Assets
  Cash                                                    $    18,589     $   160,334
  Accounts receivable                                          24,000           9,437
  Inventory
  Prepaid expenses                                              3,168          12,419
                                                          ---------------------------
    Total Current Assets                                       45,757         182,190
                                                          ---------------------------
Fixed Assets
  Leasehold improvements                                           --          10,126
  Furniture and fixtures                                           --          44,024
  Machinery and equipment                                          --          18,898
                                                          ---------------------------
                                                                   --          73,048
  Less Accumulated Depreciation                                    --          26,474
                                                          ---------------------------
                                                                   --          46,574
                                                          ---------------------------
Intangible Assets
  Patent application costs (net of accumulated
    amortization of $5,000 and $21,144 respectively)           20,000          52,633

Other Assets
  Security deposits                                            10,850          10,850
                                                          ---------------------------
    Total Assets                                          $    76,607     $   292,247
                                                          ===========================
Liabilities and Stockholdrs' Equity
Current Liabilities
  Accounts payable and accrued expenses and interest      $   173,745     $   148,483
  Obligations under capital lease, current portion                 --           1,759
                                                          ---------------------------
    Total Liabilities                                         173,745         150,242
                                                          ---------------------------
Stockholders' Equity (Deficit)
  Common Stock, $.01 par value: 20,000,000 authorized;
    9,758,671 and 9,324,637 shares issued and
    outstanding, respectively                                  97,587          93,246
  Additional paid-in capital                                5,980,800       5,920,140
  Deficit                                                  (6,175,525)     (5,871,382)
                                                          ---------------------------
    Total Stockholders' Equity                                (97,138)        142,004
                                                          ---------------------------
Total liabilities and stockholders' equity                $    76,607     $   292,246
                                                          ===========================

See accompanying notes to consolidated financial statements are an integral part of these financial statements

Net/Tech International, Inc.
Statement of Losses

                                                    For the Year    For the Year    For the Year
                                                       Ended           Ended           Ended
                                                    November 30,    November 30,    November 30,
                                                        1999            1998            1997
                                                    -------------------------------------------
Revenue                                             $   158,381     $    36,022     $        --

Costs and Expenses:
   Cost of Sales                                         12,535          14,674              --
    Marketing, general & administrative expenses        295,211       1,298,821         814,604
    Research, development and related expenses           25,298         419,013         391,939
    Litigation Settlement                                80,904
    Depreciation and amortization                        20,419          20,266          18,974
                                                    -------------------------------------------
Operating Loss                                         (275,986)     (1,716,752)     (1,225,517)

Other (income) and expense
    Interest Income                                      (2,602)        (16,366)
    Interest Expense                                        276             409             627
    Loss on abandonment of assets                        30,483         371,082
                                                    -------------------------------------------

Net Income (Loss)                                   $  (304,143)    $(2,071,877)    $(1,226,144)
                                                    ===========================================

Net Income (loss) per share                               (0.03)          (0.29)          (0.20)

Number of Shares Used In Computation                  9,680,894       7,085,086       6,024,262

See accompanying notes to consolidated financial statements are an integral part of these financial statements

Average Share Information
Opening                                       9,325,339
December                                      9,425,339
January                                       9,592,005
February                                      9,758,671
March                                         9,758,671
April                                         9,758,671
May                                           9,758,671
June                                          9,758,671
July                                          9,758,671
August                                        9,758,671
September                                     9,758,671
October                                       9,758,671
November                                      9,758,671
Closing                                       9,680,894

Net/Tech International, Inc.
Statement of Cash Flows

                                                         For the Year    For the Year   For the Year
                                                            Ended          Ended            Ended
                                                         November 30,    November 30,    November 30,
                                                             1999            1998            1997
                                                         -------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net profit (loss)                                      $  (304,143)    $(2,071,877)    $(1,226,144)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH USED IN OPERATING ACTIVITIES
      Depreciation                                            16,091          12,873          14,564
      Amortization of intangible assets                        2,500           7,394           4,410
      Loss (gain) on disposal of assets                       60,616         119,795              --
      Compensation paid in common stock                      202,905         219,000
      Accounts receivable                                    (14,563)         (9,437)             --
      Inventory                                               41,479         (41,479)
      Prepaid expenses                                         9,251         (12,419)             --
      Security deposits                                       (6,806)         17,990
      Accounts payable, accrued expenses and interest         25,262          44,486          74,833
      Accrued compensation                                  (125,000)             --
      Deposits                                                 1,600              --
      Other                                                      (84)             --
                                                         -------------------------------------------
      Total Adjustments                                       99,157         276,786         289,318
                                                         -------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                     (204,986)     (1,795,091)       (936,826)
                                                         -------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment-net                        --         (80,572)        (99,695)
                                                         -------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    65,000       1,205,000       1,312,750
  Proceeds from options sold                                      --         480,000
  Principal payments under capital leases                     (1,759)         (1,505)         (1,287)
                                                         -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     63,241       1,203,495       1,791,463
                                                         -------------------------------------------
NET INCREASE (DECREASE) IN CASH                             (141,745)       (672,168)        754,942
CASH AT BEGINNING OF YEAR                                    160,334         832,502          77,560
                                                         -------------------------------------------
CASH AT END OF YEAR                                      $    18,589     $   160,334     $   832,502
                                                         ===========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                             $       276     $       409     $       627
    Income taxes                                         $        --     $        --     $        --

Supplemental schedule of noncash activities:
The Company recognized consulting expense of $12,605 for common stock in connection with contracts to vendors. The Company recognized $170,000 in compensation expense on options granded an employeee. The expense was calculated on the difference between the fair market value of the stock less the exercise price on the date of the grant. The Company abandoned its original prototype and sustained a loss of $119,795 which was net of accumulated depreciation of $6,495. The Company abandoned all of its inventory in relation to the original prototypes and sustained a loss in the amount of $251,288.

The accompanying notes to the financial statements are an integral part of these statements.

Net/Tech International, Inc.
Statement of Stockholders' Equity (Deficit)
Inception Through November 30, 1999                                                                       Total
                                            Common         Stock        Additional       Deficit      Shareholders'
                                            Shares         Amount     Paid-in Capital                Equity (Deficit)

January 10, 1990 (Inception)
Shares issued at $.01 per unit             3,162,500    $    31,625    $        --     $        --     $    31,625
For cash-private placement                    25,000            250                                            250
For promotional service provided             750,000          7,500                                          7,500
For subscription receivable                  100,000          1,000                                          1,000
For organizational costs provided            200,000          2,000                                          2,000
For patent assignment

Shares issued at $1.00 per unit
For cash-private placement                   130,000          1,300        128,700                         130,000
Exercise of Options                           30,000            300         29,700                          30,000

Net (Loss)                                                                                (154,151)       (154,151)
                                         -------------------------------------------------------------------------
Balance November 30, 1990                  4,397,500         43,975        158,400        (154,151)         48,224

December 1,1990 to November 30,1991
Net (Loss)                                                                                (144,403)       (144,403)
                                         -------------------------------------------------------------------------
Balance November 30, 1991                  4,397,500         43,975        158,400        (298,554)        (96,179)

Shares issued at $7.00 per share
  for cash - IPO                             149,110          1,491      1,042,279                       1,043,770
Shares issued at $2.32 per share
  for convertible note                        55,787            558        129,426                         129,984
Shares issued at $2.00 per share
  for inside A Warrants                       10,000            100         19,900                          20,000
Shares issued at $2.67 per share
  for inside B Warrants                       10,000            100         26,600                          26,700
Reduction of defered offering costs                                       (212,813)                       (212,813)
Net (Loss)                                                                                (662,629)       (662,629)
                                         -------------------------------------------------------------------------
Balance November 30,1992                   4,622,397         46,224      1,163,792        (961,183)        248,833
Shares issued at $7.50 per share
  for - IPO Warrants                          33,230            332        248,893                         249,225
Shares issued at $4.66 per share
  for convertible Note A Warrants                500              5          2,325                           2,330
Shares issued at $2.00 per share
  for inside A Warrants                       25,000            250         49,750                          50,000
Shares issued at $2.67 per share
  for inside B Warrants                        5,000             50         13,320                          13,370
Proceeds from private placement:
  Shares issued at $2.50 per share            60,000            600        148,386                         148,986
  Shares issued at $6.00 per share             3,000             30         17,870                          17,900
  Shares issued at $2.42 per share            92,000            920        222,080                         223,000
  Shares issued at $2.33 per share            10,000            100         23,250                          23,350
Shares issued at $4.00 per share
  for professional services                    2,000             20          7,980                           8,000
Net (Loss)                                                                                (656,814)       (656,814)
                                         -------------------------------------------------------------------------
Balance November 30,1993                   4,853,127         48,531      1,897,646      (1,617,997)        328,180
Proceeds from private placement:
  shares issued at $2.75 per share             2,000             20          5,480                           5,500
Net (Loss)                                                                                (521,615)       (521,615)
                                         -------------------------------------------------------------------------
Balance November 30, 1994                  4,855,127         48,551      1,903,126      (2,139,612)       (187,935)
Net (Loss)                                                                                (235,508)       (235,508)
                                         -------------------------------------------------------------------------
Balance November 30, 1995                  4,855,127         48,551      1,903,126      (2,375,120)       (423,443)
Shares issued at $1.25 per share for
  inside A&B Warrants                        149,874          1,499        185,844                         187,343
Proceeds from private placement:
  shares issued at $0.25 per share           150,000          1,500         36,000                          37,500
Shares issued at $1.00 per share
  to acquire Pressure Point Tech              25,000            250         24,750                          25,000
Shares issued at $1.00 per share
  for convertible loan                       517,211          5,172        512,039                         517,211
Net (Loss)                                                                                (198,241)       (198,241)
                                         -------------------------------------------------------------------------
 Balance November 30, 1996                 5,697,212         56,972      2,661,759      (2,573,361)        145,370
Proceeds from private placement:
  Shares issued at $1.25 per share           626,000          6,260        776,240                         782,500
Sale of Options for $1.00 per option
  with an exercise price of $2.50                 --             --        200,000                         200,000
Sale of Options for $0.25 per option
  with an exercise price of $2.50                 --             --        270,000                         270,000
Shares issued at $1.50 per share upon
  exercise of stock options                  349,998          3,500        521,500                         525,000
Shares issued upon exercise of
  stock options                               16,000            160         15,090                          15,250
Compensation expense for issuance of
  stock options                                                             94,000                          94,000
Net (Loss)                                                                              (1,226,144)     (1,226,144)
                                         -------------------------------------------------------------------------
Balance November 30, 1997                  6,689,210         66,892      4,538,589      (3,799,505)        805,976
Shares issued at $2.00 per share             245,000          2,450        487,550                         490,000
Shares issued upon exercise of
  stock options                               20,000            200         24,800                          25,000
Shares issued at $1.25 per share             100,000          1,000        124,000                         125,000
Shares issued for consulting service          11,858            119         27,486                          27,605
Shares issued as compensation                  1,429             14          4,986                           5,000
Shares issued at $1.75 per share              57,143            571         99,429                         100,000
Shares issued at $1.50 per share             100,000          1,000        149,000                         150,000
Proceeds from private placement:
  Shares issued at $0.15 per share         2,099,997         21,000        294,000                         315,000
Compensation expense for issuance of
  stock options                                                            170,300                         170,300
Net (Loss)                                                                              (2,071,877)     (2,071,877)
                                         -------------------------------------------------------------------------
Balance November 30, 1998                  9,324,637         93,246      5,920,140      (5,871,382)        142,004
Shares issued upon exercise of
  stock options                              434,034          4,341         60,660                          65,001
Net (Loss)                                                                                (304,143)       (304,143)
                                         -------------------------------------------------------------------------
Balance November 30, 1999                  9,758,671    $    97,587    $ 5,980,800     $(6,175,525)    $   (97,138)
                                         =========================================================================

The accompanying notes to the financial statements are an integral part of these statements.