Form 10QSB
period 2000-02-29
NET TECH INTERNATIONAL INC
filed 2000-05-03
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended February 29, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________

                                   033-36198
                             ----------------------
                             Commission File Number

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _________ shares of common stock on
_________________.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [ ]

                          Net/Tech International, Inc.

Part I
Item 1
     Balance Sheet Assets ............................................     1

     Balance Sheet Liabilities .......................................     2

     Income Statement ................................................     3

     Cash Flow Statement .............................................     4

     Statement of Stockholder's Equity ...............................     5

Item 2
Part II ..............................................................     6

Item 6 ...............................................................     8

Part I
------

Item 1
------

Balance Sheet Assets
--------------------
(Unaudited)

Net/Tech International, Inc.
Balance Sheets

                                                          February 29,     November 30,
                                                              2000             1999
                                                          -----------------------------
Assets

Current Assets
  Cash                                                    $      6,728     $     18,589
  Accounts receivable                                               --           24,000
  Inventory
  Prepaid expenses                                                  --            3,168
                                                          -----------------------------
    Total Current Assets                                         6,728           45,757
                                                          -----------------------------
Fixed Assets
  Leasehold improvements                                            --               --
  Furniture and fixtures                                            --               --
  Machinery and equipment                                           --               --
                                                          -----------------------------
  Less Accumulated Depreciation                                     --               --
                                                          -----------------------------
Intangible Assets
  Patent application costs (net of accumulated
    amortization of $6,250 and $5,000 respectively)             18,750           20,000

Other Assets
  Security deposits                                                 --           10,850
                                                          -----------------------------
    Total Assets                                          $     25,478     $     76,607
                                                          =============================

Balance Sheets Liabilities
--------------------------
(Unaudited)

Net/Tech International, Inc.
Balance Sheets

                                                          February 29,     November 30,
                                                              2000             1999
                                                          -----------------------------
Liabilities

Liabilities and Stockholdrs' Equity
Current Liabilities
  Accounts payable and accrued expenses and interest      $    126,945     $    173,745
  Obligations under capital lease, current portion                  --               --
                                                          -----------------------------
    Total Liabilities                                          126,945          173,745
                                                          -----------------------------

Stockholders' Equity (Deficit)
  Common Stock, $.01 par value: 20,000,000 authorized;
    9,758,671 and 9,758,671 shares issued and
    outstanding, respectively                                   97,587           97,587
  Additional paid-in capital                                 5,980,800        5,980,800
  Deficit                                                   (6,179,854)      (6,175,525)
                                                          -----------------------------
    Total Stockholders' Equity                                (101,467)         (97,138)
                                                          -----------------------------
Total liabilities and stockholders' equity                $     25,478     $     76,607
                                                          =============================

See accompanying notes to consolidated financial statements are an integral part of these financial statements

Income Statement
----------------
(Unaudited)

Net/Tech International, Inc.
Statement of Losses

                                                   For the Three     For the Year     For the Year
                                                    Months Ended         Ended           Ended
                                                    February 29,     November 30,     November 30,
                                                        2000             1999            1998
                                                    ----------------------------------------------

Revenue                                             $     12,000     $    158,381     $     36,022
                                                    ----------------------------------------------

Costs and Expenses:
   Cost of Sales                                              --           12,535           14,674
    Marketing, general & administrative expenses          15,288          295,211        1,298,821
    Research, development and related expenses                --           25,298          419,013
    Litigation Settlement                                     --           80,904
    Depreciation and amortization                          1,250           20,419           20,266
                                                    ----------------------------------------------
Operating Loss                                            (4,538)        (275,986)      (1,716,752)

Other (income) and expense
    Interest Income                                         (209)          (2,602)         (16,366)
    Interest Expense                                          --              276              409
    Loss on abandonment of assets                             --           30,483          371,082
                                                    ----------------------------------------------

Net Income (Loss)                                   $     (4,329)    $   (304,143)    $ (2,071,877)
                                                    ==============================================

Net Income (loss) per share                                (0.00)           (0.03)           (0.29)

Nuber of Shares Used In Computation                    9,758,671        9,680,894        7,085,086

See accompanying notes to consolidated financial statements are an integral part of these financial statements

Cash Flow Statement
-------------------
(Unaudited)

Net/Tech International, Inc.
Statement of Cash Flows

                                                         For the Three     For the Year     For the Year
                                                             Months           Ended            Ended
                                                          February 29      November 30,     November 30,
                                                              2000             1999             1998
                                                         ----------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net profit (loss)                                      $     (4,329)    $    (60,756)    $ (2,071,877)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH USED IN OPERATING ACTIVITIES
      Depreciation                                                              16,091           12,873
      Amortization of intangible assets                         1,250            2,500            7,394
      Loss (gain) on disposal of assets                                         30,133          119,795
      Compensation paid in common stock                                             --          202,905
      Accounts receivable                                      24,000         (146,563)          (9,437)
      Inventory                                                                     --           41,479
      Prepaid expenses                                          3,168            9,251          (12,419)
      Security deposits                                        10,850               --           (6,806)
      Accounts payable, accrued expenses and interest         (46,800)         (55,642)          44,486
      Accrued compensation                                                          --         (125,000)
      Deposits                                                                      --            1,600
      Other                                                                         --              (84)
                                                         ----------------------------------------------
      Total Adjustments                                        (7,532)        (144,230)         276,786
                                                         ----------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                       (11,861)        (204,986)      (1,795,091)
                                                         ----------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment-net                         --               --          (80,572)
                                                         ----------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                      65,000        1,205,000
  Proceeds from options sold                                                        --               --
  Principal payments under capital leases                                       (1,759)          (1,505)
                                                         ----------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --           63,241        1,203,495
                                                         ----------------------------------------------
NET INCREASE (DECREASE) IN CASH                               (11,861)        (141,745)        (672,168)
CASH AT BEGINNING OF YEAR                                      18,589          160,334          832,502
                                                         ----------------------------------------------
CASH AT END OF YEAR                                      $      6,728     $     18,589     $    160,334
                                                         ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                             $         --     $        276     $        409
    Income taxes                                         $         --     $         --     $         --

Supplemental schedule of noncash activities:
The Company recognized consulting expense of $12,605 for common stock in connection with contracts to vendors. The Company recognized $170,000 in compensation expense on options granted an employeee. The expense was calculated on the difference between the fair market value of the stock less the exercise price on the date of the grant. The Company abandoned its original prototype and sustained a loss of $119,795 which was net of accumulated depreciation of $6,495. The Company abandoned all of its inventory in relation to the original prototypes and sustained a loss in the amount of $251,288.

The accompanying notes to the financial statements are an integral part of these statements.

Statement of Stockholder's Equity
---------------------------------
(Unaudited)

Net/Tech International, Inc.
Statement of Stockholders' Equity (Deficit)
Inception Through November 30, 1999

                                                                                               Total
                                             Common          Stock         Additional        Deficit        Shareholders'
                                             Shares          Amount      Paid-in Capital      Equity          (Deficit)
                                          ------------------------------------------------------------------------------
January 10, 1990 (Inception)
Shares issued at $.01 per unit              3,162,500     $     31,625     $         --    $         --     $     31,625
For cash-private placement                     25,000              250                                               250
For promotional service provided              750,000            7,500                                             7,500
For subscription receivable                   100,000            1,000                                             1,000
For organizational costs provided             200,000            2,000                                             2,000
For patent assignment

Shares issued at $1.00 per unit
For cash-private placement                    130,000            1,300          128,700                          130,000
Exercise of Options                            30,000              300           29,700                           30,000

Net (Loss)                                                                                     (154,151)        (154,151)
                                          ------------------------------------------------------------------------------
Balance November 30, 1990                   4,397,500           43,975          158,400        (154,151)          48,224

December 1,1990 to November 30,1991
Net (Loss)                                                                                     (144,403)        (144,403)
                                          ------------------------------------------------------------------------------
Balance November 30, 1991                   4,397,500           43,975          158,400        (298,554)         (96,179)

Shares issued at $7.00 per share
  for cash - IPO                              149,110            1,491        1,042,279                        1,043,770
Shares issued at $2.32 per share
  for convertible note                         55,787              558          129,426                          129,984
Shares issued at $2.00 per share
  for inside A Warrants                        10,000              100           19,900                           20,000
Shares issued at $2.67 per share
  for inside B Warrants                        10,000              100           26,600                           26,700
Reduction of defered offering costs          (212,813)        (212,813)
Net (Loss)                                                                                     (662,629)        (662,629)
                                          ------------------------------------------------------------------------------
Balance November 30,1992                    4,622,397           46,224        1,163,792        (961,183)         248,833
Shares issued at $7.50 per share
  for - IPO Warrants                           33,230              332          248,893                          249,225
Shares issued at $4.66 per share
  for convertible Note A Warrants                 500                5            2,325                            2,330
Shares issued at $2.00 per share
  for inside A Warrants                        25,000              250           49,750                           50,000
Shares issued at $2.67 per share
  for inside B Warrants                         5,000               50           13,320                           13,370
Proceeds from private placement:
  Shares issued at $2.50 per share             60,000              600          148,386                          148,986
  Shares issued at $6.00 per share              3,000               30           17,870                           17,900
  Shares issued at $2.42 per share             92,000              920          222,080                          223,000
  Shares issued at $2.33 per share             10,000              100           23,250                           23,350
Shares issued at $4.00 per share
  for professional services                     2,000               20            7,980                            8,000
Net (Loss)                                                                                     (656,814)        (656,814)
                                          ------------------------------------------------------------------------------
Balance November 30,1993                    4,853,127           48,531        1,897,646      (1,617,997)         328,180
Proceeds from private placement:
  shares issued at $2.75 per share              2,000               20            5,480                            5,500
Net (Loss)                                                                                     (521,615)        (521,615)
                                          ------------------------------------------------------------------------------
Balance November 30, 1994                   4,855,127           48,551        1,903,126      (2,139,612)        (187,935)
Net (Loss)                                                                                     (235,508)        (235,508)
                                          ------------------------------------------------------------------------------
Balance November 30, 1995                   4,855,127           48,551        1,903,126      (2,375,120)        (423,443)
Shares issued at $1.25 per share for
  inside A&B Warrants                         149,874            1,499          185,844                          187,343
Proceeds from private placement:
  shares issued at $0.25 per share            150,000            1,500           36,000                           37,500
Shares issued at $1.00 per share
  to acquire Pressure Point Tech               25,000              250           24,750                           25,000
Shares issued at $1.00 per share
  for convertible loan                        517,211            5,172          512,039                          517,211
Net (Loss)                                                                                     (198,241)        (198,241)
                                          ------------------------------------------------------------------------------
 Balance November 30, 1996                  5,697,212           56,972        2,661,759      (2,573,361)         145,370
Proceeds from private placement:
  Shares issued at $1.25 per share            626,000            6,260          776,240                          782,500
Sale of Options for $1.00 per option
  with an exercise price of $2.50                  --               --          200,000                          200,000
Sale of Options for $0.25 per option
  with an exercise price of $2.50                  --               --          270,000                          270,000
Shares issued at $1.50 per share upon
  exercise of stock options                   349,998            3,500          521,500                          525,000
Shares issued upon exercise of
  stock options                                16,000              160           15,090                           15,250
Compensation expense for issuance of
  stock options                                                                  94,000                           94,000
Net (Loss)                                                                                   (1,226,144)      (1,226,144)
                                          ------------------------------------------------------------------------------
Balance November 30, 1997                   6,689,210           66,892        4,538,589      (3,799,505)         805,976
Shares issued at $2.00 per share              245,000            2,450          487,550                          490,000
Shares issued upon exercise of
  stock options                                20,000              200           24,800                           25,000
Shares issued at $1.25 per share              100,000            1,000          124,000                          125,000
Shares issued for consulting service           11,858              119           27,486                           27,605
Shares issued as compensation                   1,429               14            4,986                            5,000
Shares issued at $1.75 per share               57,143              571           99,429                          100,000
Shares issued at $1.50 per share              100,000            1,000          149,000                          150,000
Proceeds from private placement:
  Shares issued at $0.15 per share          2,099,997           21,000          294,000                          315,000
Compensation expense for issuance of
  stock options                                                                 170,300                          170,300
Net (Loss)                                                                                   (2,071,877)      (2,071,877)
                                          ------------------------------------------------------------------------------
Balance November 30, 1998                   9,324,637           93,246        5,920,140      (5,871,382)         142,004
Shares issued upon exercise of
  stock options                               434,034            4,341           60,660                           65,001
Net (Loss)                                                                                     (304,143)        (304,143)
                                          ------------------------------------------------------------------------------
Balance November 30, 1999                   9,758,671           97,587        5,980,800      (6,175,525)         (97,138)
Net (Loss)                                                                                       (4,329)          (4,329)
                                          ------------------------------------------------------------------------------
Balance February 29, 2000                   9,758,671     $     97,587     $  5,980,800    $ (6,179,854)    $   (101,467)
                                          ==============================================================================

The accompanying notes to the financial statements are an integral part of these statements.

NOTE 1:  FINANCIAL STATEMENTS

     The Balance Sheet as of February 29,2000, the Statement of Operations for the three months ended February 29, 2000 and the Statement of Cash Flows for the three months ended February 29, 2000 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 annual report to shareholders. The results of operations for the period ended August 31, 1999 are not necessarily indicative of the operating results for the full year.

Part II
-------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses since inception and revenues consist of $12,000 for the three months ended February 29, 2000 from GOJO Industries royalty payments. At February 29, 2000 the Company had cash and cash equivalents of $6,728. In January the Company received a payment of $12,000 from GOJO.

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

     (b)  Reports on Form 8-K.

Item 4 Change in Accountant was filed since the last reporting period (1)

-----------------
(1)  Incorporated by reference to the Company's most recent 8-K and 8-K/A filing

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