Form 10QSB
period 2000-05-31
NET TECH INTERNATIONAL INC
filed 2000-07-07
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended May 31, 2000

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

                                Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,758,671 shares outstanding on 2/2/2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [ ]

                                      10QSB
                                      -----

Part I
Item 1
Balance Sheet Assets.....................................................     1
Balance Sheet Liabilities................................................     2
Income Statement.........................................................     3
Cash Flow Statement......................................................     4
Item 2...................................................................     5
Part II
Item 6...................................................................     7

Part I
Item 1

Net/Tech International, Inc.
Balance Sheets

                                                            May 31,       November 30,
                                                              2000            1999
Assets
------

Current Assets
  Cash                                                    $     3,431     $    18,589
  Accounts receivable                                              --          24,000
  Inventory
  Prepaid expenses                                                 --           3,168
                                                          ---------------------------
    Total Current Assets                                        3,431          45,757
                                                          ---------------------------

Fixed Assets
  Leasehold improvements                                           --              --
  Furniture and fixtures                                           --              --
  Machinery and equipment                                          --              --
                                                          ---------------------------
                                                                   --              --
                                                          ---------------------------
  Less Accumulated Depreciation                                    --              --
                                                          ---------------------------

Intangible Assets
  Patent application costs (net of accumulated
    amortization of $7,500 and $5,000 respectively)            17,500          20,000

Other Assets
  Security deposits                                                --          10,850
                                                          ---------------------------
    Total Assets                                          $    20,931     $    76,607
                                                          ===========================

Net/Tech International, Inc.
Liabilities and Stockholdrs' Equity

Current Liabilities
  Accounts payable and accrued expenses and interest      $   208,508     $   173,745
  Obligations under capital lease, current portion                 --              --
                                                          ---------------------------
    Total Liabilities                                         208,508         173,745
                                                          ---------------------------

Stockholders' Equity (Deficit)
  Common Stock, $.01 par value: 20,000,000 authorized;
    9,758,671 and 9,758,671 shares issued and
    outstanding, respectively                                  97,587          97,587
  Additional paid-in capital                                5,980,800       5,980,800
  Deficit                                                  (6,265,964)     (6,175,525)
                                                          ---------------------------
    Total Stockholders' Equity                               (187,577)        (97,138)
                                                          ---------------------------
Total liabilities and stockholders' equity                $    20,931     $    76,607
                                                          ===========================

See accompanying notes to consolidated financial statements are an integral part of these financial statements

Net/Tech International, Inc.
Statement of Losses

                                                   For the six     For the Year    For the Year
                                                   Months Ended        Ended           Ended
                                                      May 31,       November 30,    November 30,
                                                       2000             1999            1998
                                                    -------------------------------------------
Revenue                                             $    12,000     $   158,381     $    36,022

Costs and Expenses:
   Cost of Sales                                             --          12,535          14,674
    Marketing, general & administrative expenses        101,438         295,211       1,298,821
    Research, development and related expenses               --          25,298         419,013
    Litigation Settlement                                    --          80,904
    Depreciation and amortization                         1,250          20,419          20,266
                                                    -------------------------------------------
Operating Loss                                          (90,688)       (275,986)     (1,716,752)

Other (income) and expense
    Interest Income                                        (249)         (2,602)        (16,366)
    Interest Expense                                         --             276             409
    Loss on abandonment of assets                            --          30,483         371,082
                                                    -------------------------------------------

Net Income (Loss)                                   $   (90,439)    $  (304,143)    $(2,071,877)
                                                    ===========================================

Net Income (loss) per share                               (0.01)          (0.03)          (0.29)

Nuber of Shares Used In Computation                   9,758,671       9,680,894       7,085,086

See accompanying notes to consolidated financial statements are an integral part of these financial statements

Net/Tech International, Inc.
Statement of Cash Flows

                                                         For the Three   For the Year   For the Year
                                                             Months          Ended           Ended
                                                          February 29    November 30,    November 30,
                                                              2000           1999            1998
                                                         -------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net profit (loss)                                      $   (90,439)    $   (60,756)    $(2,071,877)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH USED IN OPERATING ACTIVITIES
      Depreciation                                            16,091          12,873
      Amortization of intangible assets                        2,500           2,500           7,394
      Loss (gain) on disposal of assets                       30,133         119,795
      Compensation paid in common stock                           --         202,905
      Accounts receivable                                     24,000        (146,563)         (9,437)
      Inventory                                                   --          41,479
      Prepaid expenses                                         3,168           9,251         (12,419)
      Security deposits                                       10,850              --          (6,806)
      Accounts payable, accrued expenses and interest         34,763         (55,642)         44,486
      Accrued compensation                                        --        (125,000)
      Deposits                                                    --           1,600
      Other                                                       --             (84)
                                                         -------------------------------------------
      Total Adjustments                                       75,281        (144,230)        276,786
                                                         -------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                      (15,158)       (204,986)     (1,795,091)
                                                         -------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment-net                        --              --         (80,572)
                                                         -------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    65,000       1,205,000
  Proceeds from options sold                                                      --              --
  Principal payments under capital leases                                     (1,759)         (1,505)
                                                         -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --          63,241       1,203,495
                                                         -------------------------------------------
NET INCREASE (DECREASE) IN CASH                              (15,158)       (141,745)       (672,168)
CASH AT BEGINNING OF YEAR                                     18,589         160,334         832,502
                                                         -------------------------------------------
CASH AT END OF YEAR                                      $     3,431     $    18,589     $   160,334
                                                         ===========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                             $        --     $       276     $       409
    Income taxes                                         $        --     $        --     $        --

The accompanying notes to the financial statements are an integral part of these statements.

Part II

NOTE 1:  FINANCIAL STATEMENTS

     The Balance Sheet as of May 31, 2000, the Statement of Operations for the three months ended May 31, 2000 and the Statement of Cash Flows for the three months ended May 31, 2000 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 annual report to shareholders. The results of operations for the period ended May 31, 2000 are not necessarily indicative of the operating results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

RESULTS OF OPERATIONS

     As of the quarter ending May 31, 2000, the Company has a negative cash flow from operations. For the period ending May 31, 2000, the Company had losses of $90,439. There are no internal resources as of May 31, 2000 or anticipated operating cash flow to satisfy the existing payables unless the ROI acquisition is closed.

COMPANY STATUS AND CHANGE IN TERMS OF PROPOSED ROI ACQUISITION

     At the Annual Meeting of the Company on March 20, 2000, the Company's Shareholders voted on a proposed acquisition by the Company of Results Oriented Integration Corporation d/b/a ROI Corporation, a privately-held Georgia corporation (ROI). The items voted upon at the annual meeting did not pass by the requisite vote and the terms of the proposed acquisition have changed and, therefore, all of the items voted upon at the Annual Meeting are being presented again including such changes for ratification by the Shareholders at the Special Meeting of Shareholders scheduled for July 26, 2000.

     In March 1999, the Company sold the rights to its patented "Hygiene Guard Hand Wash Monitoring System" to GOJO Industries. GOJO was in the process of commercializing this technology, for which the Company was to receive payments based on sales for up to 15 years. GOJO has informed the Company that it has ceased commercialization of the patents it acquired from the Company. GOJO has stopped making payments to the Company and has proposed transferring the patent estate back to Net/Tech in exchange for termination of the agreement and a general release. Currently, the Company has no income, no operations, and no employees, and is unable to meet its financial obligations. If the Company does not close the ROI acquisition, the Company will not be able to pay its debts and will be forced to cease operating.

     A condition to the closing of the ROI acquisition is the closing of a private offering. The valuation of the Company and its ability to raise capital was based on certain assumptions related to the Company's agreement with GOJO Industries. Due to the GOJO situation and current market conditions, adjustments to the terms of the ROI acquisition are required to successfully complete the private offering and close the ROI acquisition. The new terms are included in the Proxy Statement dated June 28, 2000, that was sent to all Shareholders.

RESULTS OF THE ANNUAL MEETING

     The Company held its annual meeting on March 20, 2000. The Shareholders voted on nine items. All voting took place in accord with the Company's bylaws and the items up for vote and the results are as follows:

1. To vote upon the acquisition by the Company of Results Oriented Integration Corporation d/b/a ROI Corporation, a privately-held Georgia corporation
     (ROI), through the issuance of 6,118,918 post-split shares of Common Stock to be exchanged for all of the issued and outstanding shares of common stock of ROI as follows:
(1)  2,352,988 shares will be delivered at closing; and
(2) 3,765,930 shares will be placed in escrow with a portion released each fiscal year based on profitability of the Company for the fiscal years ending in 2000, 2001, 2002, 2003, 2004, and 2005. Item 1 did not pass by a majority of Shareholders with a vote of 4,358,015 votes for and 2,215,110 votes against with 1,000 votes abstaining.

2. To vote upon an amendment to the Company's certificate of incorporation changing the name of the Company to Return On Investment Corporation d/b/a ROI Corporation (or some similar name based on availability). Item 2 did not pass by a majority of Shareholders with a vote of 4,358,015 votes for and 2,215,110 votes against with 1,000 votes abstaining.

3.   To ratify the appointment of BDO Seidman as independent public accountants.
     Item 3 did not pass by a majority of Shareholders with a vote of 4,387,915 votes for and 2,185,110 votes against with 1,100 votes abstaining.

4.   To elect the Board of Directors.
     Item 4 did not pass by a majority of Shareholders with a vote of 4,405,748 votes for and 2,153,997 votes against with 14,400 votes abstaining.

5. To vote upon an amendment to the Company's certificate of incorporation increasing the number of authorized shares of Common Stock to 100,000,000 shares (before the reverse split). Item 5 did not pass by a majority of Shareholders with a vote of 4,356,315 votes for and 2,216,710 votes against with 1,100 votes abstaining.

6.   To vote upon a 1-for-6 reverse split of the Company's Common Stock.
     Item 6 did not pass by a majority of Shareholders with a vote of 4,351,965 votes for and 2,221,060 votes against with 1,100 votes abstaining.

7. To vote upon issuance of up to 150,000 post-split shares of the Company's Common Stock in lieu of payment of debt.
     Item 7 did not pass by a majority of Shareholders with a vote of 4,355,815 votes for and 2,217,210 votes against with 1,100 votes abstaining.

8. To vote upon a private offering of from 2,000,000 to 3,000,000 post-split shares of the Company's Common Stock.
     Item 8 did not pass by a majority of Shareholders with a vote of 4,147,657 votes for and 2,217,810 votes against with 208,658 votes abstaining.

9. To vote upon institution of an incentive stock option plan for up to 1,000,000 post-split shares of the Company's Common Stock. Item 9 did not pass by a majority of Shareholders with a vote of 4,147,657 votes for and 2,217,810 votes against with 208,658 votes abstaining.

SPECIAL MEETING


     Based on the recommendation of the Board of Directors, the Company is convening a Special Meeting of the Shareholders on July 26, 2000, with regard to the following:
--------------------------------------------------------------------------------
Item 1. To approve the acquisition by the Company of Results Oriented Integration Corporation d/b/a ROI Corporation (ROI) through the issuance of 6,118,918 post reverse split shares of Common Stock to be exchanged for all of the issued and outstanding shares of common stock of ROI as follows: (1) 2,352,988 will be delivered at closing; and (2) 3,765,930 shares will be placed in escrow with a portion released each fiscal year based on profitability of the Company for the fiscal years ending in 2000, 2001, 2002, 2003, 2004, and 2005.
--------------------------------------------------------------------------------
Item 2. To approve an amendment to the Company's certificate of incorporation changing the name of the Company to Return On Investment Corporation d/b/a ROI Corporation (or some similar name based on availability).

--------------------------------------------------------------------------------
Item 3. To ratify the appointment of BDO Seidman as independent public accountants.
--------------------------------------------------------------------------------
Item 4. Election of four Directors to take office as of the closing of the ROI acquisition. Nominees: Glenn E. Cohen, Charles A. McRoberts, John W. McRoberts, Charles Pecchio, Jr.
--------------------------------------------------------------------------------
Item 5. To approve increasing the number of authorized shares of Common Stock to 100,000,000 shares.
--------------------------------------------------------------------------------
Item 6. To approve a 1-for-20 reverse split of the Company's Common Stock prior to the closing of the ROI acquisition and the private placement.
--------------------------------------------------------------------------------
Item 7. To approve the issuance of up to 150,000 post reverse split shares of the Company's Common Stock in lieu of payment of debt.
--------------------------------------------------------------------------------
Item 8. To approve a private offering of from 2,000,000 to 3,000,000 post reverse split shares of Common Stock at $2.50 per share (before expenses).
--------------------------------------------------------------------------------
Item 9. To approve institution of an incentive stock option plan for up to 1,000,000 post reverse split shares.
--------------------------------------------------------------------------------

     If the ROI acquisition does not close, the Company will not be able to pay its debts and will be forced to cease operating.

     Prior to the contemplated reverse split, the Company had 9,791,103 shares issued and outstanding and 1,341,667 options and warrants. As a result of the split, there will be approximately 490,000 shares and 67,100 options and warrants issued and outstanding.

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

          (b)  Reports on Form 8-K.
               Item 4 Change in Accountant was filed since the last reporting period (1)
               --------------------------------------------------------------
               (1) Incorporated by reference to the Company's most recent 8-K and 8-K/A filing

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