Form 10QSB
period 2000-09-30
RETURN ON INVESTMENT CORP
filed 2000-11-14
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                                    033-36198
                                -----------------
                             Commission File Number

                        RETURN ON INVESTMENT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                              22-3038309
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           1825 BARRETT LAKES BLVD, SUITE 260, KENNESAW, GEORGIA 30144
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (770) 517-4750

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

PART I.  FINANCIAL INFORMATION
                                                                            Page
     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets (unaudited) as of
             September 30, 2000 and June 30, 1999                            2-4

             Consolidated Statements of Operations (unaudited) for
             the three months ended September 30, 2000 and 1999                4

             Consolidated Statements of Cash Flows (unaudited) for the three
             months ended September 30, 2000 and 1999                          5

             Notes to Consolidated Financial Statements                      5-7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7-9

PART II.  OTHER INFORMATION                                                 9-10

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

Signatures                                                                    10

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2000; the consolidated statements of operations for the three months ended September 30, 2000 and September 30, 1999; and the consolidated statements of cash flows for the three months ended September 30, 2000 and September 30, 1999 have been prepared without audit. The consolidated balance sheet as of June 30, 2000 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 8-KA filed on October 26, 2000.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                        RETURN ON INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                     Sept 30,         June 30,
                                                       2000             2000
                                                   ------------     ------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  4,451,587     $     28,568
  Accounts receivable                                   724,769          612,308
  Other                                                 155,717          131,503
                                                   ------------     ------------
Total current assets                                  5,332,073          772,379

Property and equipment, net                             935,773          939,685
                                                   ------------     ------------
                                                   $  6,267,846     $  1,712,064
                                                   ============     ============

See accompanying notes to consolidated financial statements.

                        RETURN ON INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                     Sept. 30,       June 30,
                                                       2000            2000
                                                    -----------     -----------
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $   105,747     $   104,673
  Accrued expenses                                      248,045         230,076
  Deferred revenue                                      490,576         683,062
  Current portion of
    long-term debt-due shareholder                           --         198,484
  Current portion of
    long-term debt-other                                     --          22,292
  Note Payable                                               --         200,000
  Other long term liabilities                            72,000          72,000
                                                    -----------     -----------
Total current liabilities                               916,368       1,510,587

  Long-term debt due shareholder,
    less current portion                                     --         490,548
  Long-term debt-other,
    less current portion                                     --          16,701
  Other long-term liabilities                           257,025         257,025
                                                    -----------     -----------
Total liabilities                                     1,173,393       2,274,861
                                                    -----------     -----------

SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
  Common stock $.01 par value; 100,000,000
    shares authorized; 9,239,352 and 6,606,851
    shares issued and outstanding, respectively          31,039           5,039
  Additional paid-in capital                          5,911,550          84,511
  Deficit                                              (848,136)       (652,347)
                                                    -----------     -----------
Total shareholders' equity                            5,094,453        (562,797)
                                                    -----------     -----------
                                                    $ 6,267,846     $ 1,712,064
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                        RETURN ON INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                       Three Months Ended
                                                   Sept. 30,        Sept. 30,
                                                     2000              1999
                                                 ------------      ------------
Revenues

  License fees                                   $    676,109      $    307,023
  Support and update services                         203,968           101,970
  Other                                                   145            15,980
                                                 ------------      ------------
Total revenues                                        880,222           424,973
                                                 ------------      ------------

Expenses
  General and administrative                          742,912           397,455
  Merger Expense                                      246,294                --
  Sales and marketing                                  96,866            55,246
                                                 ------------      ------------
Total operating expenses                            1,086,072           452,701
                                                 ------------      ------------
Loss from operations                                 (205,850)          (27,728)
                                                 ------------      ------------
Interest income(expense)                               10,061           (22,056)
                                                 ------------      ------------
Net loss before taxes                                (195,789)          (49,784)
                                                 ------------      ------------
Taxes on loss                                              --                --
                                                 ------------      ------------
Net loss                                         $   (195,789)     $    (49,784)
                                                 ============      ============

Basic and diluted loss
  per common share                               $      (0.03)     $      (0.01)
                                                 ============      ============

Basic and diluted weighted -
  average common shares
  outstanding                                       7,815,780         6,443,340
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                        RETURN ON INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                       Three Months Ended
                                                    Sept. 30,        Sept. 30,
                                                      2000             1999
                                                  ------------     ------------
Operating activities
  Net loss                                        $   (195,789)    $    (49,784)
  Adjustments to reconcile net
    loss to cash used in
    operating activities
       Depreciation and
        amortization                                    79,795           80,096
      Changes in operating
        assets and liabilities:
          Accounts receivable                         (112,461)         123,254
          Other assets                                 (24,214)              --
          Accounts payable and
            accrued expenses                            19,043          (67,883)
          Deferred revenue                            (192,486)          27,234
                                                  ------------     ------------
Cash used in operating
  activities                                          (426,112)         112,917
                                                  ------------     ------------
Investing activity
  Capital expenditures                                 (75,883)              --
                                                  ------------     ------------

Financing activities

   Payments on note payable                           (200,000)              --
   (Payments on) additions to                         (728,025)          11,915
     long-term debt
   Net proceeds from sale of
     common stock                                    5,853,039               --
                                                  ------------     ------------
Cash provided by
  financing activities                               4,925,014           11,915
                                                  ------------     ------------

Increase/(decrease) in cash                          4,423,019          124,832
Cash, beginning of period                               28,568               --
                                                  ------------     ------------
Cash, end of period                               $  4,451,587     $    124,832
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                        RETURN ON INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

The Company

Return On Investment Corporation d/b/a ROI Corporation (the "Company") develops software for the IBM ISERIES (formerly IBM AS/400) computer system and provides related services. The software is categorized as "e-transaction middleware," meaning that it processes electronic transactions primarily related to credit card and check processing as part of retail, mail order, and Internet e-commerce applications.

On August 10, 2000, the Company completed a reverse merger that merged Results Oriented Integration Corporation ("ROI") into Net/Tech International, Inc. ("NTTI"), a public company that had no operations and changed the name of the public company to Return On Investment Corporation. As a result of the reverse merger, ROI's shareholders have a controlling interest in the Company, ROI management replaced the Company's management, and the name of the Company was changed to Return On Investment Corporation, d/b/a ROI Corporation. As such, the transaction will be accounted for as a reverse merger. The historical financial statements of ROI replaced the financial statements of NTTI and ROI's year end of June 30 has been adopted by the Company. In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of ROI common stock. All share and per share data have been restated to reflect the stock issuance as a recapitalization of ROI.

Consolidation

The accompanying consolidated financial statements included herein the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

The Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable and collectibility is probable. During the periods presented, a majority of revenues were derived from the shipment of software (license fees). License fees are recognized as revenue once the underlying software is accepted by the customer and/or installed. This is the time at which the Company believes that revenue as described above, has occurred. Maintenance and support revenue is deferred and recognized ratably over the contractual maintenance period, generally one year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. As a result of the net losses incurred during the periods presented, all common share equivalents were antidilutive and accordingly, were excluded from the computation of loss per share.

2.      Private Placement Offering

In August 2000, the Company completed a $6.5 million confidential private placement of 2,600,000 shares. After expenses, net proceeds amounted to approximately $5.9 million. The sale of the confidential private placement units was made in reliance upon an exemption from registration under rule 144 of the Securities Act of 1933.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995:

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to either changes in technology or customer preferences, or to changes in our pricing or that of our competitors and our ability to manage growth. All of the above factors constitute significant risks to our company. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations.

General

The Company markets software that processes electronic payment transactions for companies selling through Internet e-commerce, retail outlets, and mail order call centers. The Company's primary software is "e-transaction middleware" that is certified to provide access to credit card and check authorization networks for application software by companies such as Binary Tree, Computer Associates, J.D. Edwards, Friedman Corporation, HarrisData, Intentia, LANSA, VAI, and dozens more. The Company's customers range from small to large Internet marketers and retailers, including companies such as Alltel, Brunswick, 800.com, IBM, and Skytel.

The Company currently provides credit card processing software only for IBM ISERIES (formerly IBM AS/400) computer systems in the United States. The Company intends to continue to market the software to the IBM ISERIES marketplace in the United States. The Company intends to use some of the capital provided its August 10, 2000 $5,853,039 private placement offering to pay off existing debt and to develop versions of its software for other computer systems, such as Unix, Linux, and Windows systems. The Company also intends to expand internationally and to pursue acquisitions of other software companies whose products are complementary to the Company's products.

On August 10, 2000, the Company completed a reverse merger that merged Results Oriented Integration Corporation ("ROI") into Net/Tech International, Inc. ("NTTI"), a public company that had no operations and changed the name of the public company to Return On Investment Corporation. As a result of the reverse merger, ROI's shareholders have a controlling interest in the Company, ROI management replaced the Company's management, and the name of the Company was changed to Return On Investment Corporation, d/b/a ROI Corporation. As such, the transaction will be accounted for as a reverse merger. The historical financial statements of ROI replaced the financial statements of NTTI and ROI's year end of June 30 has been adopted by the Company.

In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of common stock of ROI. These shares are not registered under the Securities Act of 1933, as amended, and must be held for a minimum of two years. 2,352,988 of these shares were delivered at closing and 3,765,930 of these shares were held in escrow, with a portion released each year based on the Company's net income before income taxes for each fiscal year through 2005. Each year's released shares must be held for a minimum of one year. Except for the minimum holding period, all of these shares are subject to piggyback registration rights which will enable the holder of such shares to have such shares registered along with any possible future registration of shares of the Company.

Results of Operations

Three Months Ended September 30, 2000 as compared to the Three Months Ended September 30, 1999

Revenues:

Revenues increased by $455,249 from $424,973 in the first quarter of 1999 to $880,222 in the comparable period this year. The growth in revenues resulted from an increase in licensing income due to (i) a new product release, and (ii) an increase in marketing activities.

Sales and marketing expenses:

Sales and marketing expenses increased by 75% to $96,866 for the first quarter of 2000 as compared to $55,246 for the prior comparable period. The increase reflects our hiring of additional sales and marketing personnel together with costs for the development of marketing materials.

General and administrative expenses:

General and administrative expenses increased by 147% to $742,912 for the three months ended September 30, 2000 from $397,455 for the comparable period in 1999. The increase was primarily attributable to increases in our infrastructure cost and management hiring.

Merger expenses:

Merger expenses of $246,294 were incurred for the three months ended September 30, 2000 as a result of the merger with ROI.

Interest Income (net):

Net interest income was $10,061 for the three months ended September 30, 2000 as compared to net interest expense of $22,056 for the comparable 1999 period. The change was primarily attributable the repayment of all outstanding financial institution debt offset by the investment of net proceeds from the private placement discussed in Part II.

Net loss:

As a result of the foregoing, we experienced a net loss of $195,789 for the quarter ended September 30, 2000 as compared to a net loss of $49,784 for the comparable period in 1999.

Liquidity and Capital Resources:

Since inception we have financed our capital resource requirements through loans from financial institutions in addition to operating revenues.

Operating cash flow for the quarter ended September 30, 2000 has been reduced substantially as compared to the comparable period in 1999 due to the operating loss and decreased accounts receivable together with increased deferred revenue accounts. These results for operating cash flow resulted from a combination of improved procedures in accounts receivable management and increased revenue deferral for annual support and update service revenue.

Investing increased for the quarter ended September 30, 2000 over the comparable period in 1999. The Company's has invested in new equipment consistent with the goals outlined in our August 10, 2000 private placement.

Financing activities for the quarter ended September 30, 2000 include the net proceeds from our August 10, 2000 private placement of $5,853,059 less substantial retirement of debt in place at the end of the quarter ended September 30, 1999. Our current indebtedness includes the capitalized portion of the seller financed software acquisitions completed in 1999.

The Company will be using the net proceeds of $5,853,059 from our August 10, 2000 private placement to supplement our operating revenues. The Company intends to use the proceeds from the private placement offering as follows: approximately $1,500,000 to pay certain long-term debts, approximately $500,000 for marketing activities, approximately $2,000,000 for development of software for the international market and for Unix, Linux and Windows systems, and the balance for working capital. If additional funds are available, the Company intends to use them for further marketing and international expansion, and potential acquisitions of companies whose products are complementary to the Company's products. As a result of the use of funds from the private placement offering, net income from interest will likely decrease.

PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 10, 2000 the Company completed a $6,500,000 private placement of 2,600,000 shares of common stock. First Montauk Securities Corporation acted as the placement agent ("Placement Agent"). After reimbursement to the Placement Agent of $38,207 of expenses and the payment of other offering expenses of approximately $608,754, we received net proceeds of approximately $5,853,039. The sale was made in reliance upon an exemption from registration under rule 144 of the Securities Act of 1933. See Part I - Item 2. "Management's Discussion and Analysis" for a discussion of the use of proceeds of the private placement.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule


          (b)  Reports on Form 8-K

               (i) The Company filed a Form 8-K dated August 25, 2000 related to a merger with Results Oriented Integration Corporation.

               (ii) The  Company  filed a Form  8-K/A  dated  October  26,  2000 disclosing the audited financial statements for Results Oriented Integration Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:


                                        Return On Investment Corporation
                                        (Registrant)

                                        By: /s/ Charles Pecchio
                                            ------------------------------------
                                            Charles Pecchio
                                            President

                                        By: /s/ Guy Wilcox
                                            ------------------------------------
                                            Guy Wilcox
                                            Chief Financial Officer