Form 10QSB
period 2000-12-31
RETURN ON INVESTMENT CORP
filed 2001-02-20
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                                    033-36198
                                -----------------
                             Commission File Number

                        RETURN ON INVESTMENT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                              22-3038309
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization).                              Identification No.)

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

                               Yes [X]    No [ ]

The registrant had 9,335,352 shares of common stock outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format:

                               Yes [ ]    No [X]

PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2000 (unaudited) and June 30, 2000

             Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2000 and 1999

             Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2000 and 1999

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds

Signatures

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2000; the consolidated statements of operations for the three and six months ended December 31, 2000 and December 31, 1999; and the consolidated statements of cash flows for the six months ended December 31, 2000 and December 31, 1999 have been prepared without audit. The consolidated balance sheet as of June 30, 2000 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 8-KA filed on October 26, 2000.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                        RETURN ON INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                    Dec. 31,         June 30,
                                                      2000             2000
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                       $  3,848,924     $     28,568
  Accounts Receivable Less Allowance
    for Doubtful Accounts of $51,800                 1,104,818          612,308
  Other                                                207,897          131,503
                                                  ------------     ------------
Total Current Assets                                 5,161,639          772,379

Property and Equipment, Net                            895,160          939,685
                                                  ------------     ------------
                                                  $  6,056,799     $  1,712,064
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                $     53,210     $    104,673
  Accrued Expenses                                     288,693          230,076
  Deferred Revenue                                     766,691          683,062
  Current Portion of
    Long-term Debt Due Shareholder                          --          198,484
  Current Portion of
    Long-term Debt Other                                    --           22,292
  Note Payable                                              --          200,000
  Other                                                     --           72,000
                                                  ------------     ------------
Total Current Liabilities                            1,108,594        1,510,587

  Long-term Debt Due Shareholder,
    Less Current Portion                                    --          490,548
  Long-term Debt Other,
    Less Current Portion                                    --           16,701
  Other Long-term Liabilities                               --          257,025
                                                  ------------     ------------
Total Liabilities                                    1,108,594        2,274,861
                                                  ------------     ------------

SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
     Common Stock $.01 Par Value;
     100,000,000 Shares Authorized;
     9,335,352 and 6,606,851 Shares Issued
     and Outstanding, Respectively                      31,999            5,039
  Additional Paid-in Capital                         6,213,365           84,511
  Deficit                                           (1,297,159)        (652,347)
                                                  ------------     ------------
Total Shareholders' Equity (Deficit)                 4,948,205         (562,797)
                                                  ------------     ------------
                                                  $  6,056,799     $  1,712,064
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                        RETURN ON INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                         Three Months Ended                Six Months Ended
                                     Dec. 31,         Dec. 31,        Dec. 31,         Dec. 31,
                                       2000             1999            2000             1999
Revenues
  License Fees                     $    521,515     $    547,259    $  1,197,624     $    854,282
  Support and Update Services            44,730          148,769         248,698          250,739
  Other                                     145              542           7,417           16,522
                                   ------------     ------------    ------------     ------------
Total Revenues                          566,390          696,570       1,453,739        1,121,543
                                   ------------     ------------    ------------     ------------
Expenses
  Cost of Products & Components           1,096           21,508          14,912           40,060
  General & Administrative              310,477          394,296         936,135          711,655
  Sales and Marketing                   324,302          143,266         682,745          179,960
  Research & Development                 94,109               --         154,005               --
  Merger Expenses                       233,406               --         239,483               --
  Depreciation                          126,487           80,096         159,589          160,192
  Net Interest (Income) Expense         (86,516)          21,655        (100,370)          43,711
                                   ------------     ------------    ------------     ------------
Total Operating Expenses              1,003,361          660,821       2,086,499        1,135,578
                                   ------------     ------------    ------------     ------------
Net (Loss) Income                  $   (436,971)    $     35,749    $   (632,760)    $    (14,035)
                                   ------------     ------------    ------------     ------------

Basic and Diluted (Loss)
  Income per Common Share          $      (0.08)    $       0.01    $      (0.13)    $      (0.01)
                                   ============     ============    ============     ============
Basic Weighted - Average
   Common Shares Outstanding          5,497,254        2,786,417       4,847,254        2,731,913
                                   ============     ============    ============     ============
Diluted Weighted - Average
   Common Shares Outstanding          5,497,254        6,558,547       4,847,254        2,731,913
                                   ============     ============    ============     ============

See accompanying notes to consolidated financial statements.

                        RETURN ON INVES6TMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                        Six Months Ended
                                                   Dec. 31,           Dec. 31,
                                                     2000              1999

Operating Activities
  Net Loss                                       $   (632,760)     $    (14,035)
  Adjust. to Reconcile Net
   Loss to Cash Used in
   Operating Activities
   Depreciation and
   Amortization                                       159,589           160,192
  Changes in Operating
   Assets and Liabilities:
  Accounts Receivable                                (492,510)         (304,736)
  Other Assets                                        (76,394)          (12,320)
  Accounts Payable and
   Accrued Expenses                                  (204,898)          (36,234)
  Deferred Revenue                                     83,629           337,368
                                                 ------------      ------------
Cash Used in Operating
  Activities                                       (1,163,344)          130,235
                                                 ------------      ------------
Investing Activity
  Capital Expenditures                               (115,064)               --
                                                 ------------      ------------
Financing Activities
 (Payments on) Additions to
  Notes Payable                                      (754,275)          (27,728)
 Net Proceeds from Sale of
  Common Stock                                      5,853,039               491
                                                 ------------      ------------
Cash Provided by
  Financing Activities                              5,098,764           (27,237)
                                                 ------------      ------------

Net Increase in Cash                                3,820,356           102,998
Cash, Beginning of Period                              28,568                --
                                                 ------------      ------------
Cash, End of Period                              $  3,848,924      $    102,998
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                        RETURN ON INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies

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

On August 10, 2000, the Company completed a reverse merger that merged Results Oriented Integration Corporation ("ROI") into a wholly-owned subsidiary of Net/Tech International, Inc. ("NTTI"), a public company that had no operations and changed the name of the public company to Return On Investment Corporation. As a result of the reverse merger, ROI's shareholders have a controlling interest in the Company and ROI management replaced the Company's management. As such, the transaction was accounted for as a reverse merger. The historical financial statements of ROI replaced the financial statements of NTTI and ROI's year end of June 30 was adopted by the Company. In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of ROI common stock. All share and per share data have been restated to reflect the stock issuance as a recapitalization of ROI.

Consolidation

The accompanying consolidated financial statements include herein the accounts of the Company and its wholly-owned subsidiary, Results Oriented Integration Corporation. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

The Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, the fees are fixed and determinable and collectibility is probable. This is the time at which the Company believes that revenue as described above, has occurred. Annual support and update service revenue is deferred and recognized ratably over the service period.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period. As a result of the net losses incurred during the six months ended December 31, 2000 and 1999 and three months ended December 31, 2000, all potentially dilutive common shares were antidilutive and accordingly, were excluded from the computation of loss per share. For these periods, options and contingent shares excluded from the diluted loss per share calculation due to their antidilutive effect were 3,775,230, 3,769,030, and 3,775,230, respectively. For the three months ended December 31, 1999, the effect of potentially dilutive common shares was to increase the weighted-average number of common shares by 3,772,130.

Note 2.   Private Placement Offering

In August 2000, the Company completed a $6.5 million confidential private placement of 2,600,000 shares. After expenses, net proceeds amounted to approximately $5.9 million. The sale of the confidential private placement units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in regulation D as promulgated by the Securities and Exchange Commission under
Section 3(b) and 4(2) of the Securities Act.

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

The Company currently provides credit card processing software only for IBM iSeries (formerly IBM AS/400) computer systems in the United States. The Company intends to continue to market the software to the IBM iSeries marketplace in the United States. The Company intends to use some of the capital provided by its August 10, 2000 private placement to develop versions of its software for other computer systems, such as Unix, Linux, and Windows systems. The Company also intends to expand internationally and to pursue acquisitions of other software companies whose products are complementary to the Company's products.

On August 10, 2000, the Company completed a reverse merger that merged Results Oriented Integration Corporation ("ROI") into a wholly-owned subsidiary of Net/Tech International, Inc. ("NTTI"), a public company that had no operations and changed the name of the public company to Return On Investment Corporation d/b/a ROI Corporation. As a result of the reverse merger, ROI's shareholders have a controlling interest in the Company and ROI management replaced the Company's management. As such, the transaction was accounted for as a reverse merger. The historical financial statements of ROI replaced the financial statements of NTTI and ROI's year end of June 30 has been adopted by the Company.

In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of common stock of ROI. These shares are not registered under the Securities Act of 1933, as amended, and must be held for a minimum of two years. 2,352,988 of these shares were delivered at closing and 3,765,930 of these shares are being held in escrow, with a portion released each year based on the Company's net income before income taxes for each fiscal year through 2005. Each year's released shares must be held for a minimum of one year. Except for the minimum holding period, all of these shares are subject to piggyback registration rights which will enable the holder of such shares to have such shares registered along with any possible future registration of shares of the Company.

Results of Operations

For the three and six months ended December 31, 2000 as compared to the three and six months ended December 31, 1999

Revenues:

Total revenues for the six months ended December 31, 2000 were $1,453,739 as compared to $1,121,543 for the six months ended December 31, 1999, an increase of approximately 30%. License fee revenue increased 40% as a result of increased marketing and sales activities. Total revenues for the three months ended December 31, 2000 were $566,390 as compared to $696,570 for the three months ended December 31, 1999, a decrease of approximately 19%. The decrease occurred due to a one-time reduction of approximately $204,000 in the revenue recognized for annual support and update service and an increase in reserves in the form of an allowance for doubtful accounts and deferred revenue.

General and administrative expenses:

General and administrative expenses increased by 32% to $936,135 for the six months ended December 31, 2000 from $711,655 for the prior comparable period. The increase was primarily attributable to increases in our infrastructure costs and management hiring. General and administrative expenses decreased by 21% for the three months ending December 31, 2000 to $310,477 from $394,296 for the prior comparable period. The decrease is due primarily to the redeployment of certain personnel to research and development activities.

Sales and marketing expenses:

Sales and marketing expenses increased by 279% to $682,745 for the six months ended December 31, 2000 as compared to $179,960 for the prior comparable period. Sales and marketing expenses increased by 126% for the three months ended December 31, 2000 to $324,302 from $143,266 for the prior comparable period. The increase reflects our hiring of additional sales and marketing personnel together with increased costs for advertising and promotion.

Research and development expenses:

Research and development expenses were $94,109 and $154,005 for the three and six months ended December 31, 2000. The current fiscal year is the first reporting period that R&D costs have been incurred.

Merger expenses:

Merger expenses of $233,406 and $239,483 were incurred for the three and six months ended December 31, 2000 as a result of the merger with ROI.

Interest income (net):

Net interest income was $100,370 for the six months ended December 31, 2000 as compared to net interest expense of $22,056 for the six months ended December 31, 1999. The change was primarily attributable to the repayment of all outstanding financial institution debt and by the investment of net proceeds from the private placement discussed in Part II. Interest income was $86,516 for the three months ended December 31, 2000 as compared to the interest expense of $21,655 for the three months ended December 31, 1999. This is due to the payoff of all interest accruing debt and the maintenance of cash proceeds received in the private placement on August 10, 2000.

Net loss:

As a result of the foregoing, we experienced a net loss of $436,971 for the quarter ended December 31, 2000 as compared to a net income of $35,749 for the comparable quarter ended December 31, 1999. The year to date loss was $632,760 for the six months ended December 31, 2000 as compared to $14,035 for the prior comparable period.

Liquidity and capital resources:

Since inception through August 2000, we have financed our capital resource requirements through loans from financial institutions in addition to cash provided by operations. For the six months ended December 31, 2000, liquidity has been provided primarily by cash proceeds from the private placement.

Operating cash flow for the six months ended December 31, 2000 has been reduced substantially as compared to the comparable period in 1999 due primarily to increased operating losses.

Cash used for investing activities increased for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. The Company invested in new equipment consistent with the goals outlined in our August 10, 2000 private placement.

Cash provided by financing activities for the six months ended December 31, 2000 includes the net proceeds from our August 10, 2000 private placement of $5,853,039 less substantial retirement of debt in place at the end of the quarter ended December 31, 1999. The then outstanding indebtedness included the capitalized portion of seller-financed software acquisitions which has been paid off utilizing the proceeds from the private placement.

The Company has used $2,004,115 out of the net proceeds of $5,853,039 from our August 10, 2000 private placement as follows: $1,150,615 to retire debt, $154,005 for product development, $84,922 for computer equipment, $281,317 for sales and marketing expenses, $93,773 for general corporate purposes, and $239,483 for merger and acquisition expenses. The Company intends to use the balance of approximately $3,849,000 as follows: $200,000 to retire debt, $2,163,000 for product development, $97,000 for computer equipment, $41,000 for office equipment and intangibles, $377,000 for sales and marketing expenses, $173,000 for general corporate purposes, and $798,000 for merger and acquisition expenses. The foregoing purposes and amounts are based on current plans and projections. Future events or circumstances may cause us to allocate the proceeds for purposes or in amounts different than those set forth above. In the future, as a result of the use of funds from the private placement offering, net income from interest will likely decrease.

PART II. - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 10, 2000 the Company completed a $6,500,000 private placement of 2,600,000 shares of common stock. First Montauk Securities Corporation acted as the placement agent ("Placement Agent"). After reimbursement to the Placement Agent of $38,207 of expenses and the payment of other offering expenses of approximately $608,754, we received net proceeds of approximately $5,853,039. The sale was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Regulation D as promulgated by the Securities and Exchange Commission under Section 3(b) and 4(2) of the Securities Act. See Part I - Item
2. "Management's Discussion and Analysis" for a discussion of the use of proceeds of the private placement. During the quarter ended December 31, 2000, 96,000 unregistered common shares were issued in accordance with Rule 144 in payment of debt of $302,775.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 20, 2001
                                        Return On Investment Corporation
                                                  (Registrant)

                                        By:  Charles Pecchio
                                        --------------------------------
                                             Charles Pecchio
                                             President and Chief
                                             Executive Officer

                                        By:  Guy Wilcox
                                        --------------------------------
                                             Guy Wilcox
                                             Chief Financial Officer