Form 10QSB
period 2001-03-31
RETURN ON INVESTMENT CORP
filed 2001-05-21
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                            Yes [X]           No [ ]

The registrant had 10,041,974 shares of common stock outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format:

                            Yes [ ]           No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 2001 (unaudited) and June 30, 2000

          Consolidated Statements of Operations (unaudited) for the three and nine months ended March 31, 2001 and 2000

          Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2001 and 2000

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          (a)  Reports on Form 8-K

Signatures


                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2000; the consolidated statements of operations for the three and nine months ended March 31, 2001 and March 31, 2000; and the consolidated statements of cash flows for the nine months ended March 31, 2001 and March 31, 2000 have been prepared without audit. The consolidated balance sheet as of June 30, 2000 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 8-KA filed on October 26, 2000.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    Mar. 31,         June 30,
                                                      2001             2000
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                       $  3,331,899     $     28,568
  Accounts Receivable, Net                           1,035,877          612,308
  Other                                                199,220          131,503
                                                  ------------     ------------
Total Current Assets                                 4,566,996          772,379

Property and Equipment, Net                          1,410,411          939,685
Intangibles, Net                                     1,135,095               --
                                                  ------------     ------------
                                                  $  7,112,502     $  1,712,064
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                $    398,325     $    104,673
  Accrued Expenses                                     278,223          230,076
  Deferred Revenue                                     898,098          683,062
  Current Portion of
    Long-term Debt Due Shareholder                          --          198,484
  Current Portion of
    Long-term Debt Other                                    --           22,292
  Note Payable                                              --          200,000
  Other                                                     --           72,000
                                                  ------------     ------------
Total Current Liabilities                            1,574,646        1,510,587

  Long-term Debt Due Shareholder,
    Less Current Portion                                    --          490,548
  Long-term Debt Other,
    Less Current Portion                                    --           16,701
  Other Long-term Liabilities                               --          257,025
                                                  ------------     ------------
Total Liabilities                                    1,574,646        2,274,861
                                                  ------------     ------------

SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
  Common Stock $.01 Par Value; 100,000,000
    Shares Authorized; 9,735,352 and 6,606,851
    Shares Issued and Outstanding, Respectively         35,999            5,039
  Additional Paid-in Capital                         7,068,582           84,511
  Deficit                                           (1,566,725)        (652,347)
                                                  ------------     ------------
Total Shareholders' Equity (Capital Deficit)         5,537,856         (562,797)
                                                  ------------     ------------
                                                  $  7,112,502     $  1,712,064
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                        Three Months Ended                 Nine Months Ended
                                     Mar. 31,         Mar. 31,         Mar. 31,         Mar. 31,
                                       2001             2000             2001             2000
Revenues
  License Fees                     $    476,876     $    342,671     $  1,674,500     $  1,196,953
  Technical Services                    371,995               --          371,995               --
  Support and Update Services           248,073          130,845          496,771          381,584
  Other                                      --               --              290           16,522
                                   ------------     ------------     ------------     ------------
Total Revenues                        1,096,944          473,516        2,543,556        1,595,059
                                   ------------     ------------     ------------     ------------

Expenses

  Cost of Products & Components          26,280           21,200           30,549           61,260
  Technical Services                    282,614               --          282,614               --
  General & Administrative              244,565          518,592        1,126,919        1,230,247
  Sales and Marketing                   671,491           88,823        1,354,236          268,783
  Research & Development                 73,767               --          227,772               --
  Merger Expenses                            --               --          246,294               --
  Depreciation and Amortization         137,696           80,096          343,978          240,288
  Net Interest (Income) Expense         (57,851)          20,912         (154,428)          64,623
                                   ------------     ------------     ------------     ------------
Total Operating Expenses              1,378,562          729,623        3,457,934        1,865,201
                                   ------------     ------------     ------------     ------------
Net Loss                           $   (281,618)    $   (256,107)    $   (914,378)    $   (270,142)
                                   ------------     ------------     ------------     ------------

Basic Loss
  per Common Share                 $      (0.05)    $      (0.09)    $      (0.18)    $      (0.10)
                                   ============     ============     ============     ============

Basic and Diluted Weighted -
Average Common Shares
   Outstanding                        5,836,088        2,840,921        5,172,252        2,768,249
                                   ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                       Nine Months Ended
                                                   Mar. 31,          Mar. 31,
                                                     2001              2000
Operating Activities
  Net Loss                                       $   (914,378)     $   (270,142)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities
     Depreciation and
     Amortization                                     343,978           240,288
  Changes in Operating
   Assets and Liabilities                            (924,324)          127,188
                                                 ------------      ------------
Net Cash Used in Operating
  Activities                                       (1,494,724)           97,334
                                                 ------------      ------------
Net Cash Used in
  Investing Activity                                 (126,959)               --
                                                 ------------      ------------
Net Cash Provided by
  Financing Activities                              4,925,014           (90,506)
                                                 ------------      ------------

Net Increase in Cash                                3,303,331             6,828
Cash, Beginning of Period                              28,568                --
                                                 ------------      ------------
Cash, End of Period                              $  3,331,899      $      6,828
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies

The Company

Return On Investment Corporation and subsidiaries d/b/a ROI Corporation (the "Company") markets (i) merchant and financial systems and services, and (ii) software and services for IBM midrange computer systems (IBM iSeries and IBM AS/400). The merchant and financial systems and services are typically used in applications related to retail, mail and phone order, and Internet e-commerce. The IBM midrange systems software is categorized as "e-transaction middleware," meaning that it provides the connectivity and communications to facilitate the processing of electronic transactions, primarily related to credit card, debit card, and check processing.

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

On February 1, 2001 the company acquired 100% of the outstanding stock of both Net400, Inc. ("Net400") and S.A.F.E. Systems, Inc. ("S.A.F.E."). Net400 provides software that facilitates e-mail and e-commerce communications and business transactions. As consideration, the Company issued 100,000 shares of common stock valued at approximately $200,000. S.A.F.E. Systems provides a host-based, magnetic stripe stored value card system and markets credit card processing and other transaction based products and services to merchants. As consideration, the Company issued 300,000 shares of common stock valued at approximately $650,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of their operations since their acquisitions dates have been included within the consolidated financial statements.

The following unaudited proforma information presents the consolidated results of operations of the company as if the acquisitions had occurred as of the beginning of each of the periods presented. The proforma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations.

                                      Three Months Ended                 Nine Months Ended
                                   Mar. 31,         Mar. 31,         Mar. 31,         Mar. 31,
                                     2001             2000             2001             2000
Proforma Amounts
  Revenue                        $  1,284,222     $  1,265,878     $  4,315,560     $  3,733,175
  Net Loss                           (386,635)        (408,207)      (1,323,595)        (724,404)
  Basic loss per common share           (0.07)           (0.14)           (0.26)           (0.26)

Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

The Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, the fees are fixed and determinable and collectibility is probable. This is the time at which the Company believes that revenue as described above, has occurred. Annual support and update service revenue is deferred and recognized ratably over the service period. Technical services fees are recognized upon invoicing, which typically occurs monthly based on when services are rendered.

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

Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period. As a result of the net losses incurred during the nine months ended March 31, 2001 and 2000 and three months ended March 31, 2001 and 2000 all potentially dilutive common shares were antidilutive and accordingly, were excluded from the computation of loss per share. For all periods presented, options and contingent shares excluded from the diluted loss per share calculation due to their antidilutive effect were approximately 3.8 million.

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

Note 3.   Subsequent Events

In May 2001 the Company acquired GO Software, Inc. ("GO") from Network Commerce, Inc. This acquisition will be accounted for in accordance with the purchase method of accounting. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of the Company's common stock, for which the Company is required to file a registration statement with the SEC.

In April 2001, the Company made a loan to another company, secured by all of the assets of that company, in the amount of $500,000. Payment of the principal and interest at the rate of 10% per annum is due on October 4, 2001.

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

General

The Company markets (i) merchant and financial systems and services, and (ii) software and services for IBM midrange computer systems (IBM iSeries and IBM AS/400).

ROI's merchant and financial systems and services are typically used in applications related to retail point-of-sale, mail and phone order, and Internet e-commerce. ROI's software for IBM midrange systems is categorized as "e-transaction middleware," meaning that it provides the connectivity and communications to facilitate the processing of electronic transactions, primarily related to credit card, debit card, and check processing. The Company's payment processing software is certified to provide access to credit card, debit card, and check authorization networks for application software by companies such as Binary Tree, Computer Associates, J.D. Edwards, Friedman Corporation, HarrisData, Intentia, LANSA, VAI, and dozens more. The Company's customers range from small to large Internet marketers and retailers, including companies such as Alltel, Brunswick, 800.com, IBM, and Skytel.

The Company currently provides payment processing software only for IBM midrange computer systems (IBM iSeries and IBM AS/400) in the United States. The Company intends to continue to market the software to the IBM midrange marketplace in the United States. The Company intends to use some of the capital provided by its August 10, 2000 private placement to develop versions of its software for other computer systems, such as Unix, Linux, and Windows systems. The Company also intends to expand internationally and to pursue acquisitions of other software companies whose products are complementary to the Company's products.

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

On February 1, 2001 the company acquired 100% of the outstanding stock of both Net400, Inc. ("Net400") and S.A.F.E. Systems, Inc. ("S.A.F.E.") Net400 provides software that facilitates e-mail and e-commerce communications and business transactions. As consideration, the Company issued 100,000 shares of common stock valued at approximately $200,000. S.A.F.E. Systems provides a host-based, magnetic stripe stored value card system and markets credit card processing and other transaction based products and services to merchants. As consideration, the Company issued 300,000 shares of common stock valued at approximately $650,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of their operations since their acquisitions dates have been included within the consolidated financial statements.

In May 2001 the Company acquired GO Software, Inc. ("GO") from Network Commerce, Inc. This acquisition will be accounted for in accordance with the purchase method of accounting. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of the Company's common stock, for which the Company is required to file a registration statement with the SEC.

GO is recognized as a leader in Windows based payment processing solutions with over 35,000 activations of PCCharge products. In addition, GO's new Java engine, RiTA, is designed to work on virtually any platform including Windows, Unix, Linux, OS/400, and Sun Solaris. RiTA complements ROI's new product design and is expected to be the foundation for the next generation of ROI products.

Strategic mergers and acquisitions are expected to allow ROI to broaden its offerings to include point-of-sale systems and payment processing software for midrange systems, PC systems, Unix, Linux, and Internet transaction processing. ROI also will provide transaction processing services for credit, debit, checks, ACH, international transactions, and stored value/gift cards.

Results of Operations

For the three and nine months ended March 31, 2001 as compared to the three and nine months ended March 31, 2000

Revenues:

Revenues increased by $623,428 from $473,516 from the third quarter of fiscal 2000 to $1,096,944 in the comparable period this year. The increase was effected by growth in license fees and the company's annual support and update service revenue from a growing base of users. In addition, the acquisition of S.A.F.E. Systems provides for a new revenue stream from contracted technical services. For the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000, revenues increased by $948,497 from $1,595,059 for the first three quarters of fiscal 2000 to $2,543,556 for the first three quarters of fiscal 2001. The overall increase in licensing income is as a result of increased marketing and sales activities. In addition, revenue from technical services during the last two months of the period accounted for $371,995 of the increase.

General and administrative expenses:

General and administrative expenses decreased by 8% to $1,126,919 for the nine months ended March 31, 2001 from $1,230,247 for the prior comparable period, and decreased by 53% for the three months ending March 31, 2001 to $244,565 from $518,592 for the prior comparable period. The decreases are due primarily to the redeployment of certain personnel from support activities to research and development activities and sales and marketing.

Sales and marketing expenses:

Sales and marketing expenses increased by 404% to $1,354,236 for the first three quarters of 2001 as compared to $268,783 for the prior comparable period. Sales and marketing expenses increased by 656% for the three months ended March 31, 2001 to $671,491 from $88,823 for the prior comparable period. The increase reflects our hiring of additional sales and marketing personnel together with costs for the development of marketing materials and implementation of an aggressive marketing strategy designed to broaden market share.

Research and development expenses:

Research and development expenses for the development of new products were $73,767 and $227,772 for the three and nine months ended March 31, 2001. The current fiscal year is the first reporting period that R&D costs have been incurred.

Merger expenses:

Merger expenses of 246,294 were incurred for the nine months ended March 31, 2001, as a result of the merger with ROI.

Interest Income (net):

Net interest income was $154,428 for the nine months ended March 31, 2001 as compared to net interest expense of $64,253 for the nine months ended March 31, 2000. Interest income was $57,851 for the three months ended March 31, 2001 as compared to the interest expense of $20,912 for the three months ended March 31, 2000. These changes are due to the payoff of all interest accruing debt and the maintenance of cash proceeds received in the private placement on August 10, 2000.

Net loss:

As a result of the foregoing, we experienced a net loss of $281,618 for the quarter ended March 31, 2001 as compared to a net loss of $256,107 for the comparable quarter ended March 31, 2000. Year to date losses are $914,378 for fiscal 2001 as compared to $270,142 for the prior comparable period.

Liquidity and Capital Resources:

Since inception through August 2000, we have financed our capital resource requirements through loans from financial institutions in addition to cash provided by operations. For the nine months ended March 31, 2001, liquidity has been provided primarily by cash proceeds from the private placement on August 10, 2000.

Operating cash for the nine months ended March 31, 2001 has been reduced as compared to the comparable period in 2000 due primarily to operating losses of $914,378 and changes in operating assets and liabilities of $924,324.

Cash used for investing activities increased for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. The Company invested in new equipment consistent with the goals outlined in our August 10, 2000 private placement.

Cash provided by financing activities for the nine months ended March 31, 2001 include the net proceeds from our August 10, 2000 private placement of $5,853,039 partially offset by retirement of debt during the period. The then outstanding indebtedness included the capitalized portion of seller-financed software acquisitions which has been paid off utilizing the proceeds from the private placement.

The Company has used $2,541,152 of the net proceeds of $5,853,039 from our August 10, 2000 private placement as follows: $1,155,848 to retire payables and debt, $219,005 for research and development, $47,156 for computer equipment, $273,522 for sales and marketing expenses, $54,517 for general corporate purposes, and $891,105 for mergers and acquisitions and related advances. The Company intends to use the balance of approximately $3,311,887 as follows:
$200,000 to retire debt, $1,356,887 for research and development, $135,000 for computer equipment, $40,000 for office equipment and intangibles, $380,000 for sales and marketing expenses, $200,000 for general corporate purposes, and $1,000,000 for merger and acquisition expenses. The foregoing purposes and amounts are based on current plans and projections. The Company has determined that products that are consistent with our development plan, in some instances, are more efficiently obtained through acquisition of or merger with existing companies or competitors. Where such opportunities exist, the Company will seek to expand its product and client base through this strategy rather than internal development. Accordingly, we expect that portions of the development budget will be redeployed in the form of acquisition expenditures. Future events or circumstances may cause us to allocate the proceeds for purposes or in amounts different than those set forth above. In the future, as a result of the use of funds from the private placement offering, net income from interest will likely decrease.

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

Dated:

                                        Return On Investment Corporation
                                                  (Registrant)

                                        By: Charles Pecchio
                                            -------------------------------
                                            Charles Pecchio
                                            President and Chief
                                            Executive Officer

By:  Guy Wilcox
     ------------------------
     Guy Wilcox
     Chief Financial Officer