Form 10KSB40
period 2001-06-30
RETURN ON INVESTMENT CORP
filed 2001-10-02
CIK 866492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
                                      1934

                     For the fiscal year ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
                                     OF 1934

               For the transition period from ________ to ________

                        Commission file number 033-36198

                        RETURN ON INVESTMENT CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                               22-3038309
     (State or other jurisdiction of       (IRS Employer Identification No.)
             incorporation)

      1825 BARRETT LAKES BLVD, SUITE 260, KENNESAW, GEORGIA       30144
             (Address of principal executive offices)           (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (770) 517-4750

         Securities registered under Section 12(b) of the Exchange Act:

          Title of each class                Name of each exchange on which
                                                       registered
                  None
     ------------------------------          ------------------------------
     ------------------------------          ------------------------------

     Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3,774,664.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $24,322,147 based on the average bid and asked price as of August 31, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,047,974 shares as of August 31, 2001.

     Documents Incorporated by Reference: None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        RETURN ON INVESTMENT CORPORATION

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.

Item 1.   Description of Business                                              1

Item 2.   Description of Properties                                            5

Item 3.   Legal Proceedings                                                    6

Item 4.   Submission of Matters to a Vote of Security Holders                  6

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters             7

Item 6.   Management's Discussion and Analysis or Plan of Operation            8

Item 7.   Financial Statements                                            F1-F26

Item 8.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            14

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons        15

Item 10.  Executive Compensation                                              16

Item 11.  Security Ownership of Certain Beneficial Owners and Management      17

Item 12.  Certain Relationships and Related Transactions                      18

Item 13.  Exhibits and Reports on Form 8-K                                    18

          Signatures                                                          19

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

     Return On Investment Corporation d/b/a ROI Corporation (the "Company") and its subsidiaries market software and services that provide connectivity and communications for credit card, debit card and check transaction processing. ROI offerings include (i) payment processing software for virtually any computing platform including Windows, Unix, Linux, AIX, OS/390, OS/400, and Sun Solaris;
(ii) transaction processing services for credit, debit, checks, ACH, international transactions, and stored value/gift cards; and (iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

     Application software, such as retail point-of-sale software and e-commerce shopping cart software, typically does not provide payment processing capabilities. Our software provides the connectivity and communications to facilitate the processing of credit card, debit card, and check transactions which are passed to our software by a wide variety of application software. Our customers for payment processing products and services range from small to large Internet marketers, retailers, and mail and phone order companies. Our IBM midrange software products and services provide e-mail capabilities and connectivity and communications to other computer systems or devices, such as barcode data collection equipment and materials handling equipment.

     Our products and services are branded according to the subsidiary that markets them. Our subsidiary, GO Software, Inc. ("GO Software") markets payment processing software, including PCCharge, RiTA, AS/400 Support for POS-port and JavaCard. Our subsidiary, S.A.F.E. Systems, Inc. ("S.A.F.E.") markets a host-based, magnetic stripe stored value/gift card system and markets credit card processing and other transaction-based products and services to merchants. Another subsidiary, Net400, Inc. ("Net 400") markets software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions, including Mail400, Serial400 and Sockets400 products.

     We were incorporated in Delaware in 1990 as Net/Tech International, Inc. ("NTTI"). On August 10, 2000, we completed a reverse merger that merged Results Oriented Integration Corporation ("ROI") into a wholly-owned subsidiary of NTTI, which at the time had no operations. The name of the company was changed to Return On Investment Corporation. Our principal executive offices are located at 1825 Barrett Lakes Boulevard, Kennesaw, Georgia 30144 and our telephone number is (770) 517-4750.

RECENT ACQUISITIONS

     Until February 2001, we provided payment processing software only for IBM midrange computer systems (IBM iSeries and IBM AS/400) in the United States. Our strategy included using some of the capital provided by our August 10, 2000 private placement to develop versions of our software for other computer systems, such as Unix, Linux and Windows systems. However, our primary strategy was to pursue acquisitions of other software companies whose products are complementary to our products.

     In February 2001, we acquired Net400, which provides software that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions. All of the issued and outstanding shares of Net400 common stock were exchanged in the merger for 300,000 shares of our common stock. Of those shares, 100,000 shares were delivered to the former Net400 shareholders and 200,000 shares are being held in escrow, to be released based on sales of Net400 products and services during the two-year period ending January 31, 2003, at the rate of one share for each $3.50 in sales. All escrowed shares are subject to release if we are acquired.

     In February 2001, we acquired S.A.F.E., which provides a host-based, magnetic stripe stored value/gift card system and markets credit card processing and other transaction-based products and services to merchants. All of the issued and outstanding shares of S.A.F.E. common stock were exchanged in the merger for 400,000 shares of our common stock. Of those shares, 300,000 shares were delivered to the former S.A.F.E. shareholders and 100,000 shares are being held in escrow, to be released if at least $5,000,000 has been contributed to our net revenue by the sale of S.A.F.E. software and services (excluding equipment sales) for the period commencing with the effective date of the merger and ending June 30, 2002. All escrowed shares are subject to release if we are acquired.

     In May 2001, we acquired GO Software, from Network Commerce, Inc. ("Network Commerce"). GO Software is recognized as a leader in Windows based payment processing solutions with over 35,000 activations of its PCCharge products. In addition, GO's new Java engine, RiTA, is designed to work on virtually any platform including Windows, Unix, Linux, OS/390, OS/400, and Sun Solaris. RiTA complements the new product design that we recently created and is expected to be the foundation for the next generation of our products. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of our common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, we repurchased the requisite number of shares by September 17, 2001.

     These acquisitions have allowed us to broaden our offerings to include (i) payment processing software for virtually any computing platform including Windows, Unix, Linux, AIX, OS/390, OS/400, and Sun Solaris; (ii) transaction processing services for credit, debit, checks, ACH, international transactions, and stored value/gift cards; and (iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

STRATEGY

     Our short-term goal is to be a recognized leader in providing payment processing software and services to merchants in the United States and later expand internationally. The following are the key elements of our strategy:

o Cross-sell Products and Services. As we have grown by acquisition, we have acquired new customers that could benefit from additional products and services that we sell. We also have acquired new product and service lines that could benefit our existing customers. By taking advantage of opportunities to cross-sell our products and services, we believe we can decrease our cost of sales and increase our revenues and gross margins.

o Acquire Complementary Businesses and Products. A key element of our growth strategy has been to pursue potential acquisitions that offer opportunities to increase our sales revenues, gross margins and market share. By acquiring businesses that offer products that complement our existing products, we decrease the training time required for our sales force to become familiar with the product and increase the likelihood that one or more of our products will meet the needs of existing and potential customers.

o Improve our Product Offerings. To compete effectively, and expand our market share, we must continually develop and introduce new products and enhancements that reflect technological developments and emerging industry standards. We plan to improve and expand our product and service offerings on an ongoing basis through acquisitions of complementary product lines and our internal research and development efforts.

o Expand our Operations into International Markets. We believe there is a significant opportunity to establish ROI as a recognized provider of e-transaction middleware in international markets. To capitalize on this opportunity, we plan to globalize our suite of products and services and form strategic alliances with international partners to provide global distribution channels.

o Leverage Existing and Develop New Strategic Partnerships. We have strategic partnerships with hundreds of application software marketing, consulting, computer systems and transaction processing firms. These companies recommend our products and in many cases buy our products and resell them to their customers. We intend to fully support their efforts to maximize sales and plan to continue to recruit new companies as partners.

PRODUCTS AND SERVICES

Products

     Our subsidiary, GO Software, markets payment processing software, including PCCharge, JavaCard, AS/400 Support for POS-port, and RiTA. PCCharge provides payment processing for Windows based application. JavaCard and AS/400 Support for POS-port operate on IBM midrange computer systems. RiTA is designed to work on virtually any platform including Windows, Unix, Linux, OS/390, OS/400 and Sun Solaris. RiTA is expected to be the foundation for the next generation of ROI payment processing software products written in Java and XML. The Company charges license fees for the use of these software products. The retail prices for a single license range significantly, from hundreds of dollars for a PC to thousands of dollars for an IBM midrange system to tens of thousands of dollars for a mainframe system. The total license fee depends upon the platform, the functionality and the number of connections required to process the transactions. In addition, we offer annual support and update service typically priced at a percentage of the license fee.

     GO Software's payment processing software products support credit/debit cards, checks, ACH transactions, and stored value/gift/loyalty cards. The products can support all levels of transaction volume and operate in any merchant environment, including retail point-of-sale, phone/mail order, and Internet e-commerce. The products offer fast authorization time, security, encryption, advanced fraud protection and advanced cardholder authentication, which can result in lower transaction fees for the merchant. GO's payment processing software can be interfaced with any application software via standard programming languages. With this software, the merchant can use any major bank or financial network to authorize and settle payment transactions.

     Our subsidiary, S.A.F.E., processes magnetic stripe stored value, gift, and loyalty cards, credit cards, debit cards and checks. It also provides other transaction-based services to merchants. Charges are based upon functionality, usage and volume and range from a few cents to a dollar or more per transaction. The transactions are communicated to S.A.F.E.'s data center and passed on to other processors for authorization and settlement, except for private label credit card, stored value, gift card, and loyalty card transactions which are processed by S.A.F.E.

     NetMail*400 products, provided by our Net400 subsidiary, empower IBM midrange systems to perform e-mail, principally in the area of electronic commerce. IBM midrange systems applications and users need to be able to communicate with customers and vendors using e-mail. Examples of application enablement for e-mail include: order confirmation, shipment notification, customer relationship management (CRM), and customer support. Using NetMail*400 products, an IBM midrange systems application can also send e-mail alert messages, send messages to alphanumeric pagers, and send e-mail messages to wireless PCS devices.

     The other primary Net400 products, Serial and Sockets, provide communications and connectivity for IBM midrange systems applications to other systems and devices, such as barcode data collection equipment and materials handling equipment. Net400 Serial and Sockets products simplify programming by handling all of the protocol conversion required for communications.

Technical and Support Services

     We offer customers varying levels of technical support services including periodic software updates and twenty-four hour, seven days a week access to telephone support and support-related information via the Internet. We also offer training and consulting services. Through our active alliance partner program, we recruit consulting, application software, and system integration firms to market and implement our software. We also offer customers technical consulting and outsourcing of computer operations, primarily related to transaction processing.

CUSTOMERS

     We have licensed over 40,000 PC systems to use our PCCharge payment processing software. We have licensed over 1,600 systems in the IBM midrange market (IBM iSeries and AS/400 computer systems) to use our other software. Our customers for payment processing products and services range from small to large Internet marketers, retailers, and mail and phone order companies. Our Net400 products are used by companies across a wide variety of industries. Our S.A.F.E. customers are typically retail chains, although we do provide services to smaller merchants. No one customer accounts for more than 10% of operating revenues.

SALES

     To reach our potential customer base, we have several distribution channels, including a direct sales force and over 200 strategic alliances with consultants, software developers, systems integrators, financial institutions and financial transaction processors.

     Our products and services are used by many types of customers in various industries. Our direct sales staff has substantial knowledge of our products and service offerings and we will continue to recruit and train sales people. An important element of our sales strategy is to expand our relationships with the alliance partners described above to increase market awareness and acceptance of our software and services. Some of our sales people are dedicated to working with our alliance partners. We also provide training and other support necessary to our alliance partners to aid in the promotion and sale of our products.

MARKETING

     The target market for our payment processing products and services range from small to large Internet marketers, retailers, and mail and phone order companies. Application software, such as retail point-of-sale software and e-commerce shopping cart software, typically does not provide payment processing capabilities. Our software provides connectivity and communications to facilitate the processing of credit card, debit card, and check transactions. The market for our IBM midrange software products and services includes companies that need e-mail capabilities on their IBM midrange systems and companies that need to connect their IBM midrange systems to other computer systems or devices, such as barcode data collection equipment and materials handling equipment.

     Our corporate marketing staff performs core marketing functions for all subsidiaries, including product marketing, marketing communications, public relations and investor relations. The corporate marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures and data sheets.

     Our marketing staff has an in-depth understanding of the payment processing software and services marketplace and the IBM midrange marketplace and the needs of customers in those marketplaces, as well as experience in all of the key marketing disciplines. Our staff also has broad knowledge of our products and services and how they can meet customer needs. We utilize focused marketing programs that are intended to attract potential customers in our target markets and to promote ROI, our subsidiaries, and our brands. We use seminars, advertising, telemarketing, direct mail, tradeshows, speaking engagements, public relations campaigns, partner conferences and web site marketing. We devote substantial resources to supporting the sales team with high quality sales tools and collateral materials.

RESEARCH AND PRODUCT DEVELOPMENT

     The markets for our products are characterized by rapidly changing technologies and evolving industry standards. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We anticipate an increase in research and development costs with the vast majority of our research and development focusing on the enhancement and evolution of our RiTA product line.

COMPETITION

     The markets for our products and services are highly fragmented and served by numerous firms, many of which address only specific aspects of a particular market. We believe the principal competitive factors that we face are reputation and quality of service, relative price and performance, time to market for new product introductions, adherence to industry standards, technical expertise and product availability.

     Based on our industry experience, we believe that we are a dominant company in the United States in the IBM midrange market in terms of number of licenses granted for payment processing software. Competition in the IBM midrange market is expected to grow and companies with greater resources than we have may enter the market. However, we believe that our premier position will help us maintain a substantial market share.

     We also believe we have significant market share in payment processing software on Microsoft platforms. First Data Corp. is currently the leading company in the payment processing software market through its recent purchase of the assets of IC Verify from the CyberCash bankruptcy sale.

     RiTA, our Java-based payment processing software, operates on virtually any computing platform. Although competitors exist on each different type of computer platform on which RiTA operates, we are not aware of any competitive product that operates on all of the platforms supported by RiTA.

     In the IBM midrange e-mail software market, our primary competitors are Computer Keyes and Evergreen. No single company in this market has a dominant position. In the IBM midrange connectivity and communications software market, there are numerous small competitors and the market is highly fragmented.

     There are many competitors offering magnetic stripe stored value/gift card systems, credit card processing and other transaction-based products and services to merchants. The size of this potential market allows for many companies to be able to achieve significant sales and to grow sales at a rapid rate.

INTELLECTUAL PROPERTY

     Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. There are no legal lives on any of our intellectual property.

GOVERNMENT REGULATION

     Not Applicable

EMPLOYEES

     As a result of growth in our business and our recent acquisitions, we have significantly increased our number of employees. As of June 30, 2001, we had a total of 119 full time employees. Our continued success is dependent on our ability to attract and retain qualified employees. Due to the competitiveness in the market for employees, we may experience future difficulty in recruiting and retaining staff. Our employees are not represented by a union or a collective bargaining agreement.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company leases its administrative, marketing, and research and development facilities under long-term operating leases. Our corporate headquarters and Net400 are located in approximately 14,000 square feet in Kennesaw, Georgia pursuant to a lease expiring in 2005. GO Software is located in approximately 9,785 square feet in Savannah, Georgia pursuant to a lease expiring in 2004. S.A.F.E. is located in approximately 12,500 square feet in Batavia, Illinois pursuant to a lease expiring in 2006.

     The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

     As of the date of this filing, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 9, 2001, the shareholders, by written consent, approved the acquisition of GO Software, with 6,540,257 shares voting in favor, no shares voting against, and 3,501,717 shares not voting.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's common stock is traded on the Over The Counter Bulletin Board ("OTCBB") under the market symbol ROIE. OTCBB reported the following high and low sales prices for each quarter for the last year since the reverse merger on August 10, 2000.

                   ------------------------------------------
                   QUARTER ENDED         HIGH             LOW
                   ------------------------------------------
                   9/30/00(1)          $6.875          $ 3.00
                   ------------------------------------------
                    12/31/00             6.25            3.40
                   ------------------------------------------
                    3/31/01              4.25           2.125
                   ------------------------------------------
                    6/30/01              3.80           2.375
                   ------------------------------------------

     (1) Represents period from date of reverse merger (August 10, 2000) through September 30, 2000.

     The OTCBB is a more limited trading market than the Nasdaq SmallCap Market or Nasdaq National Market and timely, accurate quotations of the price of the Company's common stock may not always be available. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume. Additionally, the foregoing quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual retail transaction prices.

HOLDERS

     According to the records of the Company's transfer agent, the Company had approximately 1,050 stockholders of record as of August 31, 2001.

DIVIDEND POLICY

     The Company's policy has been to reinvest earnings and cash flows to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future, though there are no restrictions on the payment of such dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On May 14, 2001 the Company completed its acquisition of GO Software and issued the sole shareholder of GO Software 1,000,000 shares of the Company's common stock. 866,667 shares were delivered to the former shareholder of GO Software and 133,333 shares are being held in escrow, to be released on July 10, 2002, less any amounts due (at the rate of $3.00 per share) based on representations made as part of the agreement related to the acquisition.

     On February 9, 2001, the Company completed its acquisition of Net400. 100,000 shares were delivered to the former Net400 shareholders and 200,000 shares are being held in escrow, to be released based on sales of Net400 products and services during the two year period ending January 31, 2003, at the rate of one share for each $3.50 in sales. All escrowed shares are subject to release if the Company is acquired.

     On February 15, 2001, the Company completed its acquisition of S.A.F.E. 300,000 shares were delivered to the former S.A.F.E. shareholders and 100,000 shares are being held in escrow, to be released if at least $5,000,000 has been contributed to the Company's net revenue by the sale of S.A.F.E. software and services (excluding equipment sales) for the period commencing with the effective date of the merger and ending June 30, 2002. All escrowed shares are subject to release if the Company is acquired.

     In November and December of 2000, the Company issued an aggregate of 96,000 shares of common stock in exchange for certain debt which had a carrying value of $302,775.

     On August 10, 2000, the Company issued 37,500 shares of common stock to Glenn E. Cohen in connection with his termination agreement with the Company.

     On August 10, 2000, the Company issued 2,600,000 shares of common stock for an aggregate consideration of approximately $6.5 million in a private placement to approximately 90 accredited investors. The placement agent for the private placement was First Montauk Securities Corp. who received $646,961 in commission and expenses. Net proceeds after deduction of all related expenses amount to $5,867,927.

     On August 10, 2000, we completed a reverse merger that merged ROI into NTTI, a public company that had no significant operations and changed the name of the combined company to Return On Investment Corporation (the "Company"). In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of ROI common stock. All share and per share data have been restated to reflect the stock issuance as a recapitalization of ROI.

     All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our Company markets (i) merchant and financial systems and services, (ii) software and services for IBM midrange computer systems (IBM iSeries and IBM AS/400) and (iii) related computer consulting services. The merchant and financial systems and services are typically used in applications related to retail, mail and phone order, and Internet e-commerce. The IBM midrange systems software is categorized as "e-transaction middleware," meaning that it provides the connectivity and communications to facilitate the processing of electronic transactions, primarily related to credit card, debit card, and check processing.

     On August 10, 2000, we completed a reverse merger that merged ROI into NTTI, a public company that had no significant operations and changed the name of the combined company to Return On Investment Corporation (the "Company"). As a result of the reverse merger, ROI's shareholders gained a controlling interest in the Company and ROI management replaced NTTI's management. As such, the transaction was accounted for as a reverse merger. The historical financial statements of ROI replaced the financial statements of NTTI and ROI's year end of June 30 was adopted by the Company. In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of ROI common stock. All share and per share data have been restated to reflect the stock issuance as a recapitalization of ROI.

     Our results of  operations  include the  operations of Return On Investment
Corporation (the "Company") and its subsidiaries. Operations for the subsidiaries acquired during 2001 are included from the date of acquisition. Accordingly, the 2001 results of operations include Net400 and S.A.F.E., since February 2001, and include GO Software, since May 2001.

     Due to our acquisition activities, year-to-year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of our pursuit of a growth strategy focusing on marketing, sales, and software development synergies gained as a result of eliminating duplicate functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into our

Company. As a result, pro forma comparisons are not necessarily meaningful. See "Acquisitions During Fiscal 2001" below for more information about our recent acquisitions.

     For fiscal 2001, we have categorized our three primary sources of revenue as license fees, support and update services, and consulting fees. In future periods, we will report transaction processing as an additional source of revenue. License fees are earned by granting customers licenses to use the Company's proprietary software products. Revenue from support and update services is comprised of fees for providing customer support, 24 hours a day, 365 days a year, and periodic updates to our software products as part of our continuing effort to provide total customer service and access to the latest technology available. Consulting fees are earned by providing services to customers including systems analysis and design, programming, training, and outsourcing of computer operations. Transaction processing revenue will be comprised of fees for providing merchants with stored value/gift card processing and a gateway that allows access to financial networks for payment processing related to credit cards, debit cards, checks and similar items.

     Our revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of our sales force and our alliance partners. We typically do not have a material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because our operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of generation of revenues can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of our common stock. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.

RESULTS OF OPERATIONS

     During fiscal 2001, our net loss was $2,614,444 on $3,774,664 in revenues compared to a net loss of $666,484 on $2,193,265 in revenues in fiscal 2000. During 2001, pre-acquisition products and services growth was 23% and accretive sales from our acquisitions created additional growth of 49%.

     Increased losses during 2001 as compared to 2000 were largely the result of planned expenditures from the proceeds of our August 2000 private placement for research and development, sales and marketing, corporate infrastructure, expenses related to the integration of our newly acquired subsidiaries and non-cash expenses related to depreciation and amortization.

REVENUES

--------------------------------------------------------------------------------
                                                   YEARS ENDING JUNE 30,
--------------------------------------------------------------------------------
CATEGORY:                                     2001         CHANGE       2000
--------------------------------------------------------------------------------
License Fees and Other                     $2,395,468         44%    $1,659,091
--------------------------------------------------------------------------------
Percentage of Revenue                              64%                       76%
--------------------------------------------------------------------------------
Support and Update Services                $  771,575         44%    $  534,174
--------------------------------------------------------------------------------
Percentage of Revenue                              20%                       24%
--------------------------------------------------------------------------------
Consulting Fees                            $  607,621        100%            --
--------------------------------------------------------------------------------
Percentage of Revenue                              16%                        0%
--------------------------------------------------------------------------------

     The increase in license fee revenue during 2001 was due to stronger demand for the Company's payment processing software which was the result of additional marketing efforts, while the remaining increase was primarily the result of the acquisition of GO Software which contributed additional license fee revenue of approximately $500,000. Exclusive of acquisitions, the Company's pricing structure remained substantially the same during 2001 as compared to 2000. The acquisition of GO Software did not alter the Company's pricing structure for our existing products which operate on IBM midrange computers. Pricing for GO Software's products covers a broad range because software pricing is typically based on the computer platform on which the software operates.

     The increase in support and update services was due to continued sales of licenses creating new customers for these services and strong retention of our existing customers. Our growth was parallel to our license fee revenue increases.

     Consulting fee revenue for 2001 primarily represents fees for providing programming and computer support services by S.A.F.E., which was acquired in February 2001. In prior years there were no such revenues.

OPERATING EXPENSES

--------------------------------------------------------------------------------
                                                   YEARS ENDING JUNE 30,
--------------------------------------------------------------------------------
OPERATING EXPENSES:                           2001         CHANGE       2000
--------------------------------------------------------------------------------
Sales & Marketing                          $  889,442        112%    $  419,651
--------------------------------------------------------------------------------
Percentage of Revenue                              24%                       19%
--------------------------------------------------------------------------------
General And Administrative                 $4,044,704         99%    $2,031,583
--------------------------------------------------------------------------------
Percentage of Revenue                             107%                       93%
--------------------------------------------------------------------------------
Research and Development                   $  736,627        100%            --
--------------------------------------------------------------------------------
Percentage of Revenue                              20%                       --
--------------------------------------------------------------------------------
Depreciation and Amortization              $  618,921         91%    $  323,464
--------------------------------------------------------------------------------
Percentage of Revenue                              16%                       15%
--------------------------------------------------------------------------------
Merger Expenses                            $  243,264        100%            --
--------------------------------------------------------------------------------
Percentage of Revenue                               6%                       --
--------------------------------------------------------------------------------

SALES AND MARKETING EXPENSES

     We have made the strategic decision to exert significant efforts to grow both domestic sales and ultimately international sales through continued development of indirect channels and alliance partners. However, we also sell our products through our direct sales force, which we will continue to develop. Sales and marketing expenses in 2001 increased primarily due to more aggressive and expanded sales and marketing efforts. These efforts reflect management's commitment to increase sales to expanding markets, both within our traditional IBM midrange systems marketplace, as well as the new markets we have entered through our acquisitions. As a result, sales commissions increased $98,000 in line with our increased sales. Expenses related to the marketing efforts of GO Software resulted in additional charges of $135,000 while the remaining increase in expenses related primarily to additional payroll and payroll related expenses related to our hiring initiatives required for our planned growth. We expect to continue our aggressive marketing efforts at a similar percentage of revenues in 2002 as we seek to claim additional market share.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, and finance personnel. These expenses increased primarily due to the ramping up of our infrastructure and administration in accordance with our long-term strategic growth objectives. As a result, costs of facilities increased $165,000, strategic consulting fees related to advisory and capital development increased $309,000, incremental general and administrative expenses related to acquired subsidiaries resulted in an increase of $1,075,000, while the remaining increase in expenses was directly due to our growth objectives related primarily to additional payroll and payroll related expenses based on our hiring initiatives required for our planned growth. Professional fees increased $150,000 in 2001 primarily as a result of incremental accounting and legal services incurred due to our acquisitive activities this year and our first full year of SEC reporting requirements. Depreciation and amortization increased $295,457 primarily as a result of additional depreciation due to our increased investment in fixed assets as well as the amortization of intangible costs associated with our acquisitions.

RESEARCH AND DEVELOPMENT

     Research and development expenses totaled $736,267 in 2001compared to zero in 2000. Initiation of research and development expenses and the rate of spending for fiscal year 2001 was due to planned expenditures in accordance with our long-term objectives which in part revolves around the belief that such expenditures are essential to maintain our competitive position. The Company spent $508,000 enhancing our JavaCard product and $160,000 in developing stored value/gift card software. We expect these costs to continue to constitute a similar percentage of revenues in 2002 as we anticipate an increase in research and development costs with the vast majority of our focus on the enhancement and evolution of our RiTA product line. It is expected that 33% of research and development resources during 2002 will be spent on RiTA enhancement, 35% for PCCharge enhancement, 20% for JavaCard enhancement, 10% for stored value/gift card systems and the remainder on other projects.

MERGER-RELATED EXPENSES

     During fiscal year 2001, the Company expensed $243,264 of direct merger-related costs in conjunction with the reverse merger of the Company with NTTI. Costs primarily consisted of legal and accounting and other professional fees, together with expenses paid in conjunction with the merger.

ACQUISITIONS DURING FISCAL 2001

     On February 9, 2001 and February 15, 2001 we acquired 100% of the outstanding stock of Net400 and S.A.F.E., respectively. Net400 provides software that facilitates e-mail and e-commerce communications and business transactions. As consideration, we issued 100,000 shares of common stock valued at approximately $204,000. S.A.F.E. provides a host-based, magnetic stripe stored value card system and markets credit card processing and other transaction based products and services to merchants. As consideration, we issued 300,000 shares of common stock valued at approximately $612,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their acquisition dates have been included within the consolidated financial statements. In conjunction with the above acquisitions, a total of 300,000 shares are contingently issuable based on the achievement of certain earn out provisions in future periods.

     On May 14, 2001 ("Closing Date"), we acquired 100% of the outstanding stock of GO Software from Network Commerce. This acquisition was accounted for in accordance with the purchase method of accounting and therefore since the acquisition date the results of GO's operations have been included within the consolidated financial statements. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of our common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC and in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, we repurchased the requisite number of shares by September 17, 2001.

     The merger agreement contains put and call provisions which expire 18 months subsequent to the Closing Date. The put provision states that Network Commerce may elect to sell back to the Company any or all of the shares of the our common stock that it holds in the event that the stock price, at any given time, is less than 67% of the market value of the stock as of the closing date. The call provision states that we may elect to repurchase the shares issued to Network Commerce if the stock price has exceeded 133% of the market value of the stock as of the Closing Date.

LIQUIDITY AND CAPITAL RESOURCES

     In 2001, cash used in operations was primarily the result of our net loss of $2,614,444 offset by non-cash charges of $238,159 for bad debts and $618,921 for depreciation and amortization. Our bad debt expense includes a $150,000 write-down of a $500,000 note receivable from a third party. Increases in accounts receivable used cash of $270,623 while increases in deferred revenue provided cash of $511,136. Increases in accounts receivable were caused primarily by increased revenues during the year. Increased deferred revenue was also caused by our revenue growth as well as longer software installation periods. In 2001, cash used for operations primarily was in accordance with management's strategic plan for increased infrastructure costs, increased sales and marketing expenditures, substantial research and development costs, and costs associated with the integration of newly merged subsidiaries.

     In 2000, cash provided by operations of $123,514 was primarily the result of our net loss of $666,484 being offset by non-cash charges of $407,975 and increases in deferred revenues of $503,785.

     Cash provided by financing activities in 2001 was primarily the result of our $6,500,000 private placement which resulted in net proceeds of $5,867,927. We utilized these proceeds, in part to reduce our long-term debt and notes payable by an aggregate of $895,692.

     Cash used in investing activities in 2001 was primarily the result of cash paid for acquisitions of $1,420,582, increases in notes receivable of $500,000 and property and equipment purchases of $206,004.The note receivable arose in anticipation of a business combination that ultimately did not close. The debtor has represented to us that payment will be remitted during our second quarter, 2002.

     On September 17, 2001 we received an advance payment from a customer in the amount of $1,000,000 to be applied to license fees and referral fees earned by us over a three year period. Under the agreement, we have escrowed certain software that is subject to release to the customer upon default by us. We used $454,118 from this advance to pay off the balance of the $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock that was issued in connection with that acquisition were returned to us. $545,882 of the advance has been retained by our Company as working capital.

     The acquisition of GO Software has caused duplication and excess capacity in certain areas. We are in the process of realigning personnel and implementing a cost reduction plan in the first quarter of fiscal 2002. Reductions relate to areas not essential to the production of revenue or customer support and areas that are not expected to contribute to profitability during 2002.

     We have taken assertive action to make cash flow from operations positive for this fiscal year. A substantial amount of the cash used in 2001 was the result of non-recurring expenses including reverse merger costs of $243,264, expenditures related to the integration of acquisitions of approximately $750,000, increased professional fees in conjunction with the mergers and filing of statements with regulatory authorities of approximately $120,000. We have no long-term debt at this time and we have built our infrastructure in accordance with our growth plans and should not require material additional funds for expansion. We have determined to forego any further acquisitions in the near term and to focus on current operations within the core competencies of our existing business. This should allow us to achieve positive cash flow from operations during the current fiscal year, though no assurances can be made.

     In order to meet our strategic objectives, we may require certain reductions of planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to certain assets (i.e. accounts receivable and property). In addition we have increased collection efforts to ameliorate a slower than desired days in accounts receivable which approximated 113 during 2001. We are considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise capital will be successful. At this time, we have no available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business will be adequate in 2002. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless capital sources can be identified.

     In accordancewith the GO Software merger, there exist certain put and call provisions which expire 18 months subsequent to the May 14, 2001closing date. The put provision states that Network Commerce, GO Software's former parent company, may elect to sell back to us any or all of the shares of common stock it holds in the event that the stock price, at any given time, is less than 67% of the market value of the stock as of the closing date, which was $3.00 per share. The call provision states that we may elect to repurchase the shares issued to Network Commerce if the stock price has exceeded 133% of the market value of the stock as of the closing date. If the put provision is exercised by Network Commerce, the obligation would result in Network Commerce becoming a general unsecured creditor of ours.

FORWARD-LOOKING STATEMENTS

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     This filing contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include or are related to our financial condition, results of operations and future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this filing, the words "estimate," "project," "intend," "believe," "expect," "anticipate", "plan", "seek," and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this filing, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this filing speak only as of the date of this filing as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements.

     These and other statements that are not historical facts are based largely on management's current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.

ITEM 7.   FINANCIAL STATEMENTS

                                                                       RETURN ON
                                                          INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                              YEARS ENDED JUNE 30, 2001 AND 2000

                                                                       RETURN ON
                                                          INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

================================================================================


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                              YEARS ENDED JUNE 30, 2001 AND 2000

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                                        CONTENTS

================================================================================


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   2


     CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated balance sheets                                    3-4

         Consolidated statements of loss                                  5

         Consolidated statements of redeemable common stock and
         shareholders' equity (capital deficit)                           6

         Consolidated statements of cash flows                            7

         Notes to consolidated financial statements                    8-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Return On Investment Corporation and Subsidiaries d/b/a ROI Corporation

We have audited the accompanying consolidated balance sheets of Return On Investment Corporation and subsidiaries d/b/a ROI Corporation as of June 30, 2001 and 2000, and the related consolidated statements of loss, redeemable common stock and shareholders' equity (capital deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROI Corporation and subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ BDO Seidman, LLP

Atlanta, Georgia
September 24, 2001

============================================================================================

June 30,                                                                2001            2000
--------------------------------------------------------------------------------------------

ASSETS

CURRENT
   Cash and cash equivalents (Note 1)                           $  1,244,031    $     28,568
   Accounts receivable, less allowance for doubtful accounts
     of $157,900 and $51,800, respectively                         1,513,429         612,308
   Note receivable, less allowance of $150,000 (Note 4)              350,000              --
   Prepaid expenses and other current assets                         182,711         131,503
--------------------------------------------------------------------------------------------

Total current assets                                               3,290,171         772,379

PROPERTY AND EQUIPMENT, NET (Note 3)                               1,589,354         939,685

GOODWILL AND OTHER INTANGIBLES, NET (Note 2)                       3,755,382              --

OTHER                                                                190,000              --
--------------------------------------------------------------------------------------------

                                                                $  8,824,907    $  1,712,064
============================================================================================

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS


================================================================================================

June 30,                                                                   2001             2000
------------------------------------------------------------------------------------------------

LIABILITIES AND REDEEMABLE COMMON STOCK AND
SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)

CURRENT LIABILITIES
   Line of credit (Note 5)                                         $         --     $    200,000
   Accounts payable                                                     249,527          104,673
   Accrued expenses                                                     596,439          230,076
   Note payable- shareholder (Note 6)                                   118,100               --
   Current portion of long - term debt - shareholder (Note 7)                --          198,484
   Current portion of long - term debt - other (Note 7)                  14,560           22,292
   Deferred revenue (Note 1)                                          1,478,491          683,062
   Other                                                                200,000           72,000
------------------------------------------------------------------------------------------------

Total current liabilities                                             2,657,117        1,510,587

Long - term debt - shareholder, less current portion (Note 7)                --          490,548
Long - term debt - other, less current portion (Note 7)                  12,878           16,701
Other long - term liabilities                                                --          257,025
------------------------------------------------------------------------------------------------

Total liabilities                                                     2,669,995        2,274,861
------------------------------------------------------------------------------------------------

COMMITMENTS (Notes 2, 9 and 13)

REDEEMABLE COMMON STOCK ($3 PER SHARE REDEMPTION VALUE)
   (Note 2)                                                           2,340,000               --

SHAREHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 1)
   Common stock, 0.01 par value (100,000,000 shares authorized)          97,480           61,189
   Additional paid-in capital                                         6,984,223           28,361
   Accumulated deficit                                               (3,266,791)        (652,347)
------------------------------------------------------------------------------------------------

Total shareholders' equity (capital deficit)                          6,154,912         (562,797)
------------------------------------------------------------------------------------------------

                                                                   $  8,824,907     $  1,712,064
================================================================================================
                                    See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                 CONSOLIDATED STATEMENTS OF LOSS

===============================================================================================

Years ended June 30,                                                      2001             2000
-----------------------------------------------------------------------------------------------

REVENUE (Note 1)
   License fees                                                   $  2,355,330     $  1,642,569
   Support and update services                                         771,575          534,174
   Consulting fees                                                     607,621               --
   Other                                                                40,138           16,522
-----------------------------------------------------------------------------------------------

Total revenue                                                        3,774,664        2,193,265
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Research and development costs                                      736,627               --
   General and administrative (including non-cash compensation
     expense of $0 and $84,511 in 2001 and 2000, respectively)       4,663,625        2,355,047
   Sales and marketing                                                 889,442          419,651
   Merger costs (Note 1)                                               243,264               --
-----------------------------------------------------------------------------------------------

Total operating expenses                                             6,532,958        2,774,698
-----------------------------------------------------------------------------------------------

Operating loss                                                      (2,758,294)        (581,433)

Interest income                                                        181,708               --
Interest expense                                                       (37,858)         (85,051)
-----------------------------------------------------------------------------------------------

NET LOSS                                                          $ (2,614,444)    $   (666,484)
===============================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE  (Note 1)                 $      (0.28)    $      (0.11)
===============================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING (Note 1)                                9,414,476        6,064,414
===============================================================================================
                                   See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                              CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
                                      AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                                              YEARS ENDED JUNE 30, 2001 AND 2000

==============================================================================================================================

                                                                Redeemable
                                    Common Stock               Common Stock          Additional      Retained
                             -------------------------   -------------------------     Paid-In       Earnings
                               Shares         Amount       Shares         Amount       Capital       (Deficit)        Total
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999         5,955,407   $     1,333            --   $        --   $    14,137    $        --    $    15,470

   Recapitalization                   --        58,221            --            --       (58,221)            --             --

   Stock options exercised       163,511         1,635            --            --        86,582             --         88,217

   Net loss                           --            --            --            --            --       (666,484)      (666,484)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2000         6,118,918        61,189            --            --        28,361       (652,347)      (562,797)

   Common stock issued in
   connection with reverse
   acquisition                   527,056         5,271            --            --            --             --          5,271

   Common stock issued in
   private placement, net
   ofrelated expenses          2,600,000        26,000            --            --     5,841,927             --      5,867,927

   Redeemable common
   stock issued in
   acquisition of business            --            --     1,000,000     2,340,000            --             --      2,340,000

   Common stock issued
   on conversion of debt          96,000           960            --            --       301,815             --        302,775

   Common stock issued in
   acquisition of
   businesses                    400,000         4,000            --            --       812,000             --        816,000

   Stock options exercised         6,000            60            --            --           120             --            180

   Net loss                           --            --            --            --            --     (2,614,444)    (2,614,444)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001         9,747,974   $    97,480     1,000,000   $ 2,340,000   $ 6,984,223    $(3,266,791)   $ 6,154,912
==============================================================================================================================
                                                                  See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

============================================================================================================

Years ended June 30,                                                                    2001            2000
------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss                                                                     $ (2,614,444)   $   (666,484)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Non-cash compensation expense                                                      --          84,511
       Bad debt expense                                                              238,159              --
       Depreciation and amortization                                                 618,921         323,464
       Changes in working capital items, net of effect of businesses acquired
         Accounts receivable                                                        (270,623)       (211,987)
         Prepaid expenses and other current assets                                   (50,850)       (131,503)
         Accounts payable                                                            (63,482)         41,652
         Accrued expenses                                                            (49,183)        180,076
         Deferred revenues                                                           511,136         503,785
------------------------------------------------------------------------------------------------------------

Cash provided by (used in) operating activities                                   (1,680,366)        123,514
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Cash paid for acquisition of businesses, net of cash acquired                  (1,420,582)             --
   Increase in notes receivable                                                     (500,000)             --
   Purchase of property and equipment                                               (206,004)        (40,431)
------------------------------------------------------------------------------------------------------------

Cash used in investing activities                                                 (2,126,586)        (40,431)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from the exercise of stock options                                           180           3,706
   Proceeds from the issuance of common stock                                      5,867,927              --
   Repayments of long term debt                                                     (695,692)       (193,523)
   Advances (repayments) under note payable                                         (200,000)        200,000
   Other liabilities                                                                  50,000         (64,698)
------------------------------------------------------------------------------------------------------------

Cash provided by (used in) financing activities                                    5,022,415         (54,515)
------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                               1,215,463          28,568

CASH AND CASH EQUIVALENTS, beginning of year                                          28,568              --
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                          $  1,244,031    $     28,568
============================================================================================================
                                                See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          Return On Investment Corporation and subsidiaries d/b/a ROI Corporation (the "Company") markets (i) merchant and financial systems and services, (ii) software and services for IBM midrange computer systems (IBM iSeries and IBM AS/400) and (iii) related computer consulting services. The merchant and financial systems and services are typically used in applications related to retail, mail and phone order, and Internet e-commerce. The IBM midrange systems software is categorized as "e-transaction middleware," meaning that it provides the connectivity and communications to facilitate the processing of electronic transactions, primarily related to credit card, debit card, and check processing.

          On August 10, 2000, the Company completed a reverse merger that merged Results Oriented Integration Corporation ("ROI") into Net/Tech International, Inc. ("NTTI"), a public company that had no significant operations and changed the name of the combined company to Return On Investment Corporation. As a result of the reverse merger, ROI's shareholders have a controlling interest in the Company and ROI management replaced NTTI's management. As such, the transaction was accounted for as a reverse merger. The historical financial statements of ROI replaced the financial statements of NTTI and ROI's year end of June 30 was adopted by the Company. In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of ROI common stock. All share and per share data have been restated to reflect the stock issuance as a recapitalization of ROI. Merger expenses in conjunction with the revenue merger amounted to $243,264.

          In conjunction with the reverse merger, a total of 3,765,930 shares of common stock were placed in escrow in the names of two officers of the Company and one director. Those shares represent the balance of shares issued by NTTI for these individuals' prior proportionate interest in ROI. The shares, since issued, have been fully voting and subject to all the rights and privileges afforded to all shareholders. These shares will be released from escrow from time to time over a six year period based on predetermined financial thresholds or in full upon acquisition of the Company. There is no requirement for the officers to remain employees of the Company in order to receive their escrowed shares.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          PRINCIPLES OF CONSOLIDATION

          The  accompanying   consolidated   financial  statements  include  the
          accounts of ROI and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term and the estimated useful lives of the related assets.

          REVENUE RECOGNITION

          Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sales proceeds is deemed probable and persuasive evidence that an agreement exists.

          During 2001 and 2000, a majority of revenues were derived from the shipment of software (license fees). License fees are recognized as revenue once the underlying software is accepted by the customer. This is the time at which the Company believes that revenue recognition as described above, has occurred.

          Maintenance and support revenue is deferred and recognized ratably over the contractual maintenance period, generally one year.

          Revenue from other services is recognized as the services are provided.

          CASH AND CASH EQUIVALENTS

          The company considers all highly liquid short-term investments with maturities of three months or less when purchased to be cash equivalents.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          SOFTWARE DEVELOPMENT COSTS

          Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. No such costs were capitalized during either year.

          ADVERTISING COSTS

          Advertising is charged to expenses during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 2001, and 2000 were $280,404 and $286,712, respectively.

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

          NET LOSS PER SHARE

          Net loss available to common stockholders per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted net loss available to common stockholders per share is based on the weighted average number of shares of common stock outstanding during the period. In periods in which they have

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          a dilutive effect, common shares contingently issuable and those issuable upon exercise of stock options and warrants will be included in the diluted earnings per share calculation.

          As a result of the net losses incurred in the years ended June 30, 2001 and 2000, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                   2001               2000
          -----------------------------------------------------------------

          Contingently issuable shares          300,000                 --
          Stock options                         325,567              9,300
          Warrants                              856,664                 --
          -----------------------------------------------------------------

                                              1,482,231              9,300
          =================================================================

          All periods presented have been restated to reflect the effect of the Company's 3.35-for-1 stock split and the 1- for- 3 reverse stock split, effective November 1, 1999.

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

          GOODWILL AND OTHER INTANGIBLE ASSETS

          Intangible assets consist primarily of acquired technology, proprietary concepts, customer lists, contracts and goodwill related to acquisitions accounted for under the purchase method of accounting. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. When any such impairment exists the related assets will be written down to fair value.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          Amortization of these purchased intangibles is provided on the straight-line basis as follows:

          Goodwill                            3-5 years
          Acquired technology                 5 years
          Contracts                           2 years

          STOCK-BASED COMPENSATION PLANS

          The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." In Note 9, the Company presents the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS No. 123 had been adopted.

          IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company's adoption of SFAS No. 133 did not have a material impact on its financial position or results of operations.

          The Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("Interpretation"), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective July 1, 2000. The interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on the Company's financial statements.

          In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

          SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

          The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill and other intangible assets is $3,755,382. Amortization expense during the period ended June 30, 2001 was $204,044. Currently, the Company is assessing but has not yet

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

          In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FASB No. 140 did not have a material effect on the financial statements during fiscal year 2001.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial instruments, including cash, trade receivables, trade payables, and long term debt none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments does not differ materially from the aggregate carrying values recorded in the balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop these estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          RISKS AND UNCERTAINTIES

          The Company is subject to risks and uncertainties in the normal course of business including customer acceptance of its products, rapid technological changes, delays in introducing and market acceptance of new products, competition, e-business developments, ability to attract and retain qualified personnel, ability to protect its intellectual property, and other matters inherent in the software industry.

          RECLASSIFICATION

          Certain prior year amounts have been reclassified to conform to current year presentation

2.   BUSINESS COMBINATIONS

          On February 9, 2001 and February 15, 2001 the company acquired 100% of the outstanding stock of Net400, Inc. ("Net400") and S.A.F.E. Systems, Inc. ("S.A.F.E."), respectively. Net400 provides software that facilitates e-mail and e-commerce communications and business transactions. As consideration, the Company issued 100,000 shares of common stock valued at approximately $204,000. S.A.F.E. provides a host-based, magnetic stripe stored value card system and markets credit card processing and other transaction based products and services to merchants. As consideration, the Company issued 300,000 shares of common stock valued at approximately $612,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          acquisition dates have been included within the consolidated financial statements. In conjunction with the above acquisitions, a total of 300,000 shares are contingently issuable based on the achievement of certain earn out provisions in future periods.

          On May 14, 2001 ("closing date"), the company acquired 100% of the outstanding stock of GO Software, Inc. ("GO") from Network Commerce, Inc. This acquisition was accounted for in accordance with the purchase method of accounting and therefore since the acquisition date the results of GO's operations have been included within the consolidated financial statements. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of the Company's common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, the Company did repurchase the requisite number of shares on September 17, 2001.

          The merger agreement contains put and call provisions which expire 18 months subsequent to the closing date. The put provision states that Network Commerce may elect to sell back to the Company any or all of the shares of the Company's common stock in the event that the stock price, at any given time, is less than 67% of the quoted market value of the stock as of the closing date, which was $3.00 per share. Should the put provision be exercised by Network Commerce, the obligation would result in they becoming a general unsecured creditor of the Company. The call provisions state that the Company may elect to repurchase the shares issued to Network Commerce if the stock price has exceeded 133% of the quoted market value of the stock as of the closing date. GO is recognized as a leader in Windows based payment processing solutions with over 35,000 activations of PCCharge products. In addition, GO's new Java engine, RiTA, is designed to work on virtually any platform including Windows, Unix, Linux, OS/400, and Sun Solaris. RiTA complements ROI's new product design and is expected to be the foundation for the next generation of ROI products.

          Due to the put provisions described above, the common stock issued in conjunction with the GO acquisition has been classified outside of equity as redeemable common stock. It is uncertain at this time if the put provisions will be exercised. At such time that the exercise of the put becomes probable, the carrying amount of the redeemable common stock will be adjusted to its fair value.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          The following table summarizes the fair values of the assets acquired, liabilities assumed and consideration given in connection with the 2001 acquisitions accounted for as purchases:

          Accounts receivable                    $   662,362
          Cash                                        89,147
          Prepaid expenses                            56,654
          Property and equipment                     858,582
          Goodwill                                 1,241,626
          Acquired technology                      2,667,800
          Other intangible assets                    240,000
          Deferred revenue                          (284,293)
          Accounts payable and
             accrued expenses                       (623,883)
          Notes payable                             (236,995)
          --------------------------------------------------

          Net assets acquired                    $ 4,671,000
          ==================================================

          These acquisitions were funded as follows:

          Common stock                           $ 3,156,000
          Cash and advances                        1,515,000
          --------------------------------------------------

                                                 $ 4,671,000
          ==================================================

          The following unaudited proforma information presents the consolidated results of operations of the company as if the acquisitions had occurred as of the beginning of each of the periods presented. The proforma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations.

          Pro Forma Amounts                             2001        2000
          ----------------------------------------------------------------

          Revenue                                $ 7,615,944   $ 6,317,276
          ----------------------------------------------------------------

          Net Loss                                (3,914,327)   (4,049,957)
          ----------------------------------------------------------------

          Net loss per share                           (0.37)        (0.54)
          ================================================================

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.   PROPERTY AND EQUIPMENT

          Property and equipment are summarized by major classifications as follows at June 30:

                                                        2001          2000
          ----------------------------------------------------------------

          Computer equipment                     $   644,640   $    38,955
          Furniture and fixtures                     444,557        70,343
          Purchased software                       1,628,209     1,543,521
          ----------------------------------------------------------------

                                                   2,717,406     1,652,819
          Less accumulated depreciation and
          amortization                            (1,128,052)     (713,134)
          ----------------------------------------------------------------

                                                 $ 1,589,354   $   939,685
          ----------------------------------------------------------------

          Depreciation expense was approximately $414,900 and $323,400 for the years ended June 30, 2001 and 2000, respectively.

4.   NOTE RECEIVABLE

          In April 2000, the Company entered into a note receivable agreement with a third party, due in October 2001, in the amount of $500,000. The note bears interest at 10% per annum and is secured by substantially all of the assets of the third party. The Company has subsequently determined that the loan has become partially impaired and as such recorded a reserve against the balance in the amount of $150,000 at June 30, 2001.

5.   LINE OF CREDIT

          The Company had a line of credit with a bank with interest at the bank's prime rate (9.5% at June 30, 2000) plus 1%. Advances under the line of credit were limited to a maximum of $200,000. The line of credit was secured by substantially all of the Company's assets as well as personal guarantees signed by two shareholders of the Company. The balance outstanding under this line of credit was paid off in August 2000 and, subsequently, the line was canceled by the bank.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.   NOTE PAYABLE-SHAREHOLDER

          The  Company  has  an  unsecured   note  payable  for  $118,100  to  a
          shareholder bearing no interest and is due on demand.

7.   LONG TERM DEBT

          Long term debt consisted of the following June 30:

                                                        2001          2000
          ----------------------------------------------------------------

          7.25% note payable to shareholder paid
          off in full in August 2000             $        --   $   663,255

          8.75% note payable to a bank paid off
          in full in August 2000                          --        38,993

          Unsecured Credit Card advances by a
          shareholder payments at rates varying
          from 9% to 9.7%. Paid  off in full in
          August 2000                                     --        25,777

          Other                                       27,438            --
          ----------------------------------------------------------------

          Total long term debt                        27,438       728,025
          Less current portion                       (14,560)     (220,776)
          ----------------------------------------------------------------

                                                 $    12,878   $   507,249
          ----------------------------------------------------------------

          Maturities of long-term debt are as follows:

               Year                            Amount
          --------------------------------------------

               2002                         $  14,560
               2003                            12,878
          --------------------------------------------
                                            $  27,438
          --------------------------------------------

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.   ACCRUED EXPENSES

          Accrued expenses consisted of the following at June 30:

                                                        2001          2000
          ----------------------------------------------------------------

          Compensation                           $   497,374   $    79,932
          Consulting fees                             52,500       150,000
          Other                                       46,565           144
          ----------------------------------------------------------------

                                                 $   596,439   $   230,076
          ----------------------------------------------------------------

9.   STOCK OPTIONS AND WARRANTS

          Stock Options

          In January 1999, the Company adopted its incentive stock option plan (the "plan") whereby total options to purchase 3,000,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable after the employee has been with the Company for a period of one or two years. The options are exercisable for a period not to exceed ten years. The Company has also assumed the stock options of NTTI. Such options were converted at the applicable rates used to issue the Company's common stock in the reverse merger. Information regarding the option plan is as follows:

                                                  2001                2000
          ----------------------------------------------------------------------
                                                    WEIGHTED            Weighted
                                                     AVERAGE             Average
                                                    EXERCISE            Exercise
                                            SHARES     PRICE   Shares      Price
          ----------------------------------------------------------------------

          Outstanding, beginning of year   235,801  $  34.15   226,501  $  35.55
             Granted                       320,767      3.22   179,811      0.03
             Exercised                      (6,000)     0.03  (163,511)     0.03
             Cancelled                      (5,751)   100.00    (7,000)     0.03
          ----------------------------------------------------------------------

          Outstanding, end of year         544,817  $  15.58   235,801  $  34.15
          ======================================================================

          Exercisable, end of year         224,050             226,501
          ======================================================================

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          The  following  table  summarized   information  about  the  Company's
          outstanding stock options as of June 30, 2001.

          -----------------------------------------------------------------------------------
                      Options Outstanding                                Options Exercisable
          ----------------------------------------------------------   ----------------------
                                            Weighted-
                                             Average        Weighted      Number     Weighted
            Range of         Number         Remaining       Average    Exercisable   Average
            Exercise     Outstanding at    Contractual      Exercise     at June     Exercise
              Price       June 30, 2001       Life           Price      30, 2001      Price
          -----------------------------------------------------------------------------------
                                            (years)
                  $0.03        3,300          1.6           $ 0.03         3,300     $ 0.03
           1.50 -  3.75      320,767          4.5             3.22             -       -
           5.00 - 10.00       36,500          2.4             6.92        36,500       6.92
          25.00 - 50.00      184,250          1.3            39.10       184,250      39.10
          -----------------------------------------------------------------------------------
                             544,817          2.7           $15.58       224,050     $33.15
          ===================================================================================

          The weighted average fair value of options granted during the year ended June 30, 2001 was $3.22 per share. The weighted average remaining life of options outstanding at June 30, 2001 was 2.7 years.

          The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. Options granted to employees and directors are accounted for under APB No. 25 and compensation expense is recognized for the intrinsic value of the options granted.

          As noted above, the plan states that shares may be granted to employees at a price not less than fair market value at the time of the grant. Notwithstanding the foregoing, it was subsequently determined that the fair market value of options issued during the year ended June 30, 2000 was $.50 per share. This was caused by the Company's eventual reverse merger into a public shell subsequent to year-end, which created a public market for the newly combined companies' stock. As a result, compensation expense of $84,511 was recorded during the year ended June 30, 2000 to reflect the options granted at a discount.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost been determined based on the fair value at the grant date for awards in 2001, the Company's net loss and loss per share would have changed as indicated by the pro forma amounts below:

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          Years Ending June 30,                         2001          2000
          ----------------------------------------------------------------

          Net loss, as reported                  $(2,614,444)  $  (666,484)

          Pro forma                               (2,711,561)     (668,282)
          ================================================================

          Basic and diluted loss per
            share, as reported                   $     (0.28)  $     (0.11)

          Pro forma                                    (0.29)        (0.11)
          ================================================================

          The fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:


          Years Ending June 30,                         2001          2000
          ----------------------------------------------------------------

          Risk free interest rate                      5.05%         5.94%
          Volatility factor                              91%           75%
          Expected option life                             3             5
          ================================================================

          Warrants

          In anticipation of and in conjunction with the Company's private placement, warrants to purchase common stock were issued to several parties. These warrants were issued as a direct incentive to complete a successful offering. In total, 856,664 warrants were issued on or prior to August 10, 2000, they were immediately vested and exercisable at exercise prices ranging from $.30 to $3.00 per share and will expire in 2005. All warrants are outstanding as of June 30, 2001.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  INCOME TAXES

          Provisions for federal and state income taxes in the statements of operations consist of the following:

          Years Ending June 30,                         2001          2000
          ----------------------------------------------------------------

          Deferred federal income tax
             benefit                             $(1,037,000)  $  (223,900)
          Deferred state income tax
             benefit, net of federal tax
             benefit                                (183,300)      (41,000)
          Change in valuation
             allowance                             1,220,300       264,900
          ----------------------------------------------------------------

                                                 $        --   $        --

          ================================================================

          As of June 30, 2001 and 2000, deferred tax assets (liabilities) comprised the following:

          Years ended June 30,                          2001          2000
          ----------------------------------------------------------------

          DEFERRED TAX ASSETS
             Net operating loss
               carryforward                      $   753,000   $   301,000
             Stock option compensation
               not currently deductible               33,800        33,800
             Deferred revenue                        591,400            --
             Reserves not currently
               deductible                            117,000        33,600
          ----------------------------------------------------------------

          Total deferred tax assets                1,495,200       368,400
          ----------------------------------------------------------------

          DEFERRED TAX LIABILITIES
             Accumulated depreciation                     --       (93,500)
          ----------------------------------------------------------------

          Total deferred tax                              --       (93,500)
          liabilities
          ----------------------------------------------------------------

          Net deferred tax asset                   1,495,200       274,900
          Valuation allowance                     (1,495,200)     (274,900)
          ----------------------------------------------------------------

                                                 $        --   $        --
          ================================================================

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $1,883,000. The benefits from these carryforwards expire through 2021. As of June 30, 2001, management believes it cannot be determined that it is more likely than not that these carryforwards and its other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets. Differences between the effective income tax rate and statutory income tax rates are not material.

11.  STOCK SPLITS

          On November 1, 1999, the Board of Directors declared a 3.35-for-1 stock split to stockholders of record of the Company's Common Stock on that date. In addition to the stock split on November 1, 1999, the Board of Directors declared a one-for-three reverse stock split to shareholders of record on that date. These splits were declared due to the reverse merger which occurred in August 2000.

          All references to share and per share data and have been restated to reflect the stock split and reverse stock split. The statements of Shareholders' Equity (Capital Deficit) reflect the actual share amounts outstanding for each period presented.

12.  CONCENTRATION OF CREDIT RISK

          Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

          As of June 30, 2001 the Company's net accounts receivable are approximately $1,513,000. The Company believes any risk of accounting loss is significantly reduced due to provision considered at the date of sale for returns and allowances and ongoing credit evaluations of its customers' financial condition as deemed necessary. The Company generally does not require cash collateral or other security to support customer receivables.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.  COMMITMENTS

          The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to five years. Additionally, the Company leases certain equipment under capital leases having original terms of three years. Approximate future minimum rent payments, by year and in the aggregate, under noncancellable operating leases with remaining terms of more than one year are as follows:

              Year                            Operating
          ---------------------------------------------

              2002                          $   697,561
              2003                              693,447
              2004                              634,280
              2005                              337,251
              2006                               21,911
          ---------------------------------------------

              Total                         $ 2,384,450
          =============================================

          Rent expense relating to these operating leases was approximately $297,000 and $49,200 for 2001 and 2000, respectively.

          In conjunction with the reverse merger, the company entered into consulting agreements with two separate parties. Under the terms of the consulting agreements, one party will receive $5,000 per month for two years from the reverse merger date and the other will receive $5,000 per month for four years from the reverse merger date to assist with future identification of merger candidates, sources of capital and assistance with general business matters.

14.  PENSION PLAN

          The Company adopted a 401(k) retirement plan on March 9, 1998. The plan covers all employees who are at least 21 years of age with one or more years of service. The Company currently makes a discretionary matching contribution of 25% of the employee's contributions elected as a salary deferral by eligible employees. The Company's matching contributions for the years ended June 30, 2001 and 2000 were approximately $23,400 and $15,300, respectively.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          The Company also sponsors a defined contribution profit sharing plan covering substantially all eligible participants. Contributions are decided by the board of directors each year, however, contributions cannot exceed 15% of each eligible employee's salary. Contributions were $0 for both of the years ended June 30, 2001 and 2000, respectively.

15.  SUBSEQUENT EVENTS

          On September 17, 2001 the company entered into a referral and reseller agreement with a third party whereby ROI would refer merchants to the third party for the receipt of processing services. Upon execution of the agreement ROI received $1,000,000 as an advance on referral fees and product fees. Under the agreement, the advance is to be repaid in referrals in stepped increments over a 3 year period from the effective date of the agreement. In accordance with the agreement, ROI is required to place certain of its software source codes in escrow, with the third party named as beneficiary, in event of the Company's default on the agreement. The third party has also received vested and exercisable options to purchase an aggregate of $5,000,000 in shares at a rate of $4 per share during the first year of the agreement and $5 per share subsequent to that date. As a result, it is expected that the Company will account for these options in accordance with EITF 96-18, "Accounting for Equity Instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services."

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        2001          2000
          ----------------------------------------------------------------

          Cash paid for interest
             during the year                     $    37,858   $    85,051
          ================================================================

          During 2001, the Company issued common stock in satisfaction of outstanding debts amounting to $302,775


17.  FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter of the year-end June 30, 2001, the company recorded a reduction in revenues of approximately $594,000 representing amounts to be deferred per SOP 97-2 "Software revenue recognition".

18.  SEGMENTS

          Based on the standards described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined it operates in a single operating segment: a provider of software, services and related consulting in the electronic transaction environment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 20, 2000, NTTI appointed BDO Seidman, LLP as its independent auditors. On March 20, 2000, NTTI dismissed Mirsky, Furst & Associates as its independent public accountants. The decision to change independent accountants was recommended and approved by the Board of Directors. During the two most recent fiscal years, none of the reports on the Company's financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent fiscal years and any subsequent interim period, there have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding our executive officers and directors.

NAME                     AGE    POSITION
----                     ---    --------
Charles A. McRoberts .    51    Chairman of the Board
John W. McRoberts ....    48    Director
Charles Pecchio, Jr ..    54    President, Chief Executive Officer, and Director
Guy R. Wilcox ........    43    Chief Financial Officer

     CHARLES A. MCROBERTS (brother of John W. McRoberts) serves as Chairman of the Board of ROI and functions in the role of Alliances Manager, responsible for establishing and maintaining strategic alliances with consultants, referral partners, and resellers. He served as Chairman of the Board of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000. He previously was President and CEO of Mastiff Systems, a company that marketed and serviced security systems. Mr. McRoberts joined Mastiff in 1982 and served as President and CEO from 1987 until the sale of the company in 1996. Prior to joining Mastiff, Mr. McRoberts was Branch Manager of Wells Fargo Alarm Services. Mr. McRoberts was a Second Lieutenant in the U. S. Army at Fort Benning, Georgia. He managed a military police platoon and was Officer in Charge of the Narcotic and Drug Detection Squad.

     JOHN W. MCROBERTS (brother of Charles A. McRoberts) serves as a director. He served as a director of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000. Since December 2000, he has been the Managing Member of Cannongate Partners LLC, a private equity firm. Since 1999 he has served as Managing Member of Foresite Towers LLC. He was a co-founder, and served as President and Chief Executive Officer of Capstone Capital Corporation, a NYSE listed real estate investment trust, from 1993 to 1998, when Capstone was acquired by Healthcare Realty Trust for $900 million. Prior to that, Mr. McRoberts was a senior officer of AmSouth Bank of Alabama (formerly AmSouth Bank N.A.), where he was employed from 1977 to 1993.

     CHARLES PECCHIO, JR., is our President and Chief Executive Officer and a director. He served as a director of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000. Since 1993, he has provided consulting services related to mergers and acquisitions to Atlanta area companies and has served as a director of Hoffman & Co, Inc., an engineering firm. From 1988 to 1992, he served as a director of Spiro International SA, a Swiss public company, and as an officer and director of several affiliated companies in the U.S., the U.K, Germany, France, and Switzerland. Mr. Pecchio was a co-founder, and served as President and CEO of International Management Group, Ltd. (IMG), a venture management company, from 1985 until its sale to Spiro in 1988. He negotiated the acquisition by IMG of Honest Face Systems, Inc., a check guaranty and financial transaction processing company, from Telecredit (now Equifax). He served as President and CEO of Honest Face from 1986 to 1988 and negotiated its sale to Comdata Holdings Corporation (now a subsidiary of Ceridian Corporation). Mr. Pecchio's previous experience includes financial, sales, and management positions with IBM Corporation, General Computer Corp., TeleVideo Systems, and NEC Information Systems.

     GUY R. WILCOX has served as our Chief Financial Officer since September 2000. Mr. Wilcox is a Certified Public Accountant. From 1997 until 2000, he was Chief Financial Officer of a $500 million Atlanta based hedge fund. Prior to establishing his own practice in 1990, he held CPA positions with Jones & Kolb and BDO Seidman, LLP. Mr. Wilcox has a BS and an MTX from Georgia State University.

COMMITTEES OF THE BOARD OF DIRECTORS

     The  Compensation   Committee   includes  John  McRoberts,   LaWanda  Moore
(employee), and Sharon Penn (outside advisor). The Compensation Committee has the authority to review all compensation matters relating to the

Company. If a director is an employee of the Company, when his or her compensation is being reviewed, that director is not permitted to be present or to participate.

     All of the directors presently serve on the Stock Option Committee. The Stock Option Committee has full power and authority to interpret the provisions of and supervise the administration of the Company's 2000 Stock Option Plan.

     The Audit Committee consists of Guy R. Wilcox (Chief Financial Officer), John W. McRoberts (Director), and Timothy R. Minster (outside advisor). The Audit Committee recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements and approves any special assignments given to such accountants. The Audit Committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of our internal accounting staff.

     The Human Resources Committee includes Barry E. Flink (outside advisor), LaWanda S. Moore (employee), Sharon W. Penn (outside advisor) and Catherine Rager (outside advisor). The Human Resources Committee was created to guide the organization in effective employee recruitment, motivation, and retention practices while maintaining a legally compliant working environment.

     The Marketing Committee consists of Linda Gray Pecchio  (employee),  Miriam
K. McDonald (employee), Frederick P. Lutz (consultant), James Pollack (outside advisor) and Chris Coleman (outside advisor). Focusing on strategic market plans for the individual business units, the Marketing Committee helps insure that ROI continues to maintain and expand our overall corporate branding/image and market share.

     The Technology Committee is still in the development stage and we are in the process of evaluating several candidates to serve on this committee.

     All  of  our  Directors  serve  on  the  Nominating  Committee,   which  is
responsible for evaluating and recommending candidates for our Board of Directors. Although there are no formal procedures for stockholders to recommend nominations, the Nominating Committee will consider stockholder recommendations. Such recommendations should be addressed to the Company's Secretary, at our principal executive offices.

     The Board of Directors may from time to time establish certain other committees to address certain aspects of our Company's business.

DIRECTOR AND OUTSIDE ADVISOR COMPENSATION

     None of our Directors receives additional monetary compensation for serving on the Board of Directors or on a committee. Outside advisors are granted stock options to purchase shares of our common stock. Outside advisors that serve as committee chairpersons receive 7,000 options, while those who serve as committee members receive 5,000 options. The exercise price of the options is equal to the fair market value of the common stock on the date of grant and the options vest on the two-year anniversary of the grant date and expire five years from the date of grant.

ITEM 10.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation earned by certain executive officers serving at the end of fiscal 2001. None of our other executive officers who served in fiscal 2001 earned $100,000 in aggregate compensation for that year.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------
                                               FISCAL                          ALL OTHER
     NAME AND PRINCIPAL POSITION                YEAR    SALARY    BONUS (1)   COMPENSATION
     ---------------------------                ----    ------    ---------   ------------
------------------------------------------------------------------------------------------
Charles Pecchio, Jr.                            2001    $85,000    $113,997        --
Chief Executive Officer and President           2000    $80,000    $ 94,376        --
                                                1999    $68,678    $ 48,512        --
------------------------------------------------------------------------------------------

---------------------------

     (1)  Includes sales commissions

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     Under the Employment Agreement between ROI and Charles Pecchio, Jr., dated August 10, 2000, ROI has agreed to pay Mr. Pecchio an annual base salary of $85,000, commissions and a performance bonus as determined by the Board of Directors of ROI, in its sole discretion. If Mr. Pecchio's employment is terminated for any reason, Mr. Pecchio has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from ROI or assist any business in attempting to do so or solicit or hire any person who was an employee of ROI during the term of his Employment Agreement or assist any business in attempting to do so.

     Under the Termination Agreement between the Company and Glenn E. Cohen, dated as of August 10, 2000, and the related Services Agreement, the Company granted Mr. Cohen 37,500 shares of restricted common stock with piggyback registration rights in exchange for the termination of his Employment Agreement. Under the terms of the Services Agreement, Mr. Cohen will be paid $2,000 per month for consulting services for a period of thirty-six (36) months.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 18, 2001 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and (iv) all current directors and officers as a group. Unless otherwise indicated the address for each person listed in the address of the Company.

     Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

                                                                          COMMON STOCK
NAME OF BENEFICIAL OWNER/RELATIONSHIP TO COMPANY                          NO. OF SHARES    PERCENT OF CLASS
------------------------------------------------                          -------------    ----------------
Network Commerce Inc./None(1)...............................                 833,333             7.5%
Charles A. McRoberts/Chairman of the Board..................               2,449,867 (2)        22.2%
John W. McRoberts/Director..................................               1,414,740 (3)        12.8%
Charles Pecchio, Jr./President, CEO, Director...............               2,002,931 (4)        18.1%

All current Directors as a group (3 persons) ...............               5,867,538            53.1%

     ---------------------------

     (1) The address of Network Commerce is 411 First Avenue South, Suite 200 N, Seattle, Washington 98104. A proxy for voting these shares has been granted to the Company's Chairman through October 31, 2001. In accordance with the GO Software merger agreement, there exist certain put and call provisions which expire 18 months subsequent to the May 14, 2001closing date. The put provision states that Network Commerce may elect to sell back to us any or all of the shares of common stock it holds in the event that the stock price, at any given time, is less than 67% of the market value of the stock as of the closing date, which was $3.00 per share. The call provision states that we may elect to repurchase the shares issued to Network Commerce if the stock price has exceeded 133% of the market value of the stock as of the closing date.
     (2) Includes 6,000 shares of common stock held by his spouse, 12,200 shares of common stock held by his minor children, and 1,553,485 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.

     (3) Includes 60,000 shares of common stock held by his spouse, 8,000 shares of common stock held by his minor children, and 941,412 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.
     (4) Includes 11,111 shares of common stock held by his spouse and 1,271,033 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K:

A report on Form 8-K was filed on September 5, 2000, describing the reverse merger of Results Oriented Integration Corporation with Net/Tech International, Inc. The items reported thereunder were Item 1 (Change in Control of Registrant), Item 2 (Acquisition of Assets), Item 5 (Other Events), and Item 7 (Financial Statements and Exhibits).

A report on Form 8-K/A was filed on October 26, 2000, adding the audited financial statements to the Form 8-K filed August 10, 2000. The item reported thereunder was Item 7 (Financial Statements and Exhibits).

A report on Form 8-K was filed on February 23, 2001, describing the Company's acquisition of Net400, Inc. The item reported thereunder was Item 5 (Other Events and Regulation FD Disclosure).

A report on Form 8-K was filed on March 2, 2001, describing the Company's acquisition of S.A.F.E. Systems, Inc. The items reported thereunder were Item 2 (Acquisition of Assets) and Item 7 (Financial Statements and Exhibits).

A report on Form 8-K/A was filed on April 13, 2001, adding the audited financial statements to the Form 8-K filed March 2, 2001. The item reported thereunder was
Item 7 (Financial Statements and Exhibits).

A report on Form 8-K was filed on May 25, 2001, describing the Company's acquisition of GO Software, Inc. and the resignation of Glenn E. Cohen as a Director. The items reported thereunder were Item 2 (Acquisition of Assets),
Item 6 (Resignation of Registrant's Director), and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RETURN ON INVESTMENT CORPORATION

Date: September 28, 2001

                                        By:/s/Charles Pecchio, Jr.

                                        Charles Pecchio, Jr.
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                           TITLE                          DATE
----                           -----                          ----


/s/ Charles Pecchio, Jr.       President, Chief Executive     September 28, 2001
------------------------       Officer and Director
Charles Pecchio, Jr.


/s/ Guy R. Wilcox              Chief Financial Officer        September 28, 2001
------------------------
Guy R. Wilcox


/s/ Charles A. McRoberts       Chairman of the Board          September 28, 2001
------------------------
Charles A. McRoberts

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

 2.1 Agreement and Plan of Merger and Exchange of Stock, dated as of May 10, 2001, by and among Return on Investment Corporation, GO Software, Inc., Network Commerce Inc. and GO Acquisition, Inc. (incorporated by reference to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed September 5, 2000).

 2.2 Agreement and Plan of Merger and Exchange of Stock, dated as of January 31, 2001, by and among Return on Investment Corporation,
          Net400 Acquisition Corporation, Net400, Inc., Wilton M. Rooks and Elizabeth P. Murdoch (filed herewith).

 2.3 Agreement and Plan of Merger and Exchange of Stock, dated as of January 10, 2001, by and among Return on Investment Corporation, S.A.F.E. Acquisition Corporation, S.A.F.E. Systems, Inc., Denise Beiermann, Gordon W. Johnson, Brandon D. Lenore and John J. Spaccapaniccia (incorporated by reference to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed March 2, 2001).

 2.4 Agreement and Plan of Merger and Exchange of Stock, dated as of December 17, 1999, by and among Results Oriented Integration
          Corporation, Net/Tech International, Inc., Net/Tech Acquisition Corporation, Charles A. McRoberts, John W. McRoberts and Charles Pecchio, Jr. (incorporated by reference to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed September 5, 2000).

 3.1 Certificate of Incorporation of Return On Investment Corporation, a Delaware Corporation (filed herewith).

 3.1A Amendment to the Certificate of Incorporation of Net/Tech International, Inc., a Delaware Corporation (incorporated by reference to exhibit 99.1 to Return On Investment Corporation's Report on Form 8-K, filed September 5, 2000).

 3.2 By-laws of Return On Investment Corporation, a Delaware Corporation (filed herewith).

 4.1      Form  of  Registration   Rights  Agreement  by  and  among  Return  On
          Investment Corporation and the Holders of common stock acquired in the private placement of August 10, 2000 (filed herewith).

10.1* Employment Agreement, dated as of August 10, 2000, by and between Return On Investment Corporation d/b/a ROI Corporation and Charles Pecchio, Jr. (incorporated by reference to Schedule A to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed September 5, 2000).

10.2* Termination Agreement, dated as of August 10, 2000, by and between Net/Tech International, Inc. and Glenn E. Cohen (incorporated by reference to Schedule A to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed September 5, 2000).

10.3      ROI   Corporation   Common  Stock  Long  Term  Incentive  Plan  (filed
          herewith).

10.4 Promissory Note of Return On Investment Corporation between Return On Investment Corporation and Network Commerce Inc. (incorporated by reference to Schedule B to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed May 25, 2001).

16.1 Letter from Mirsky, Furst & Associates, P.A. regarding change in certifying accountant, dated April 12, 2000 Cohen (incorporated by reference to exhibit 16 to Net/Tech International, Inc.'s Amended Report on Form 8-K/A, filed April 14, 2000).

21.1      List of subsidiaries of the Company (filed herewith).

* Indicates management contract or compensatory plan.