Form 10QSB
period 2001-09-30
RETURN ON INVESTMENT CORP
filed 2001-11-13
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                                    000-33279
                                -----------------
                             Commission File Number

                        RETURN ON INVESTMENT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

DELAWARE                                                              22-3038309
-----------------------                                           --------------
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

                               Yes [X]   No [ ]

The registrant had 11,047,971 shares of common stock outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format:

                               Yes [ ]   No [X]

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets as of
               September 30, 2001 (unaudited) and June 30, 2001

               Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2001 and 2000

               Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2001 and 2000

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis or plan of Operations

PART II.  OTHER INFORMATION

Signatures

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2001; the consolidated statements of operations for the three months ended September 30, 2001 and September 30, 2000; and the consolidated statements of cash flows for the three months ended September 30, 2001 and September 30, 2000 have been prepared without audit. The consolidated balance sheet as of June 30, 2001 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB filed on October 2, 2001.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    Sept 30,         June 30,
                                                      2001             2001
                                                  (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                       $    740,754     $  1,244,031
  Accounts Receivable, Net                           1,219,376        1,513,429
  Other                                                578,524          532,711
                                                  ------------     ------------
Total Current Assets                                 2,538,654        3,290,171

Property and Equipment, Net                          1,485,275        1,589,354
Goodwill and Other Intangibles, Net                  3,633,382        3,945,382
                                                  ------------     ------------
                                                  $  7,657,311     $  8,824,907
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                $    370,012     $    249,527
  Accrued Expenses                                     288,137          596,439
  Deferred Revenue                                   2,408,140        1,478,491
  Note Payable to Shareholder                          118,100          118,100
  Current Portion of
    Long-term Debt Other                                14,560           14,560
  Note Payable Other                                        --          200,000
                                                  ------------     ------------
Total Current Liabilities                            3,198,949        2,657,117

  Long-term Debt Other,
    Less Current Portion                                12,878           12,878
                                                  ------------     ------------
Total Liabilities                                    3,211,827        2,669,995
                                                  ------------     ------------

REDEEMABLE COMMON STOCK ($3 per
share redemption value)                              1,950,000        2,340,000

SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
    Common Stock $.01 Par Value
    100,000,000 Shares Authorized;
    9,747,974 Shares Issued
    and Outstanding                                     97,480           97,480
  Additional Paid-in Capital                         6,984,223        6,984,223
  Accumulated Deficit                               (4,586,219)      (3,266,791)
                                                  ------------     ------------

Total Shareholders' Equity and                       4,445,484        6,154,912
Redeemable Common Stock
                                                  ------------     ------------
                                                  $  7,657,311     $  8,824,907
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                       Three Months Ended
                                                   Sept. 30,        Sept. 30,
                                                      2001             2000

Revenues

  License Fees                                    $  1,499,779     $    676,254
  Support and Update Services                          283,847          203,968
  Consulting Fees                                      362,616               --
                                                  ------------     ------------
Total Revenues                                       2,146,242          880,222
                                                  ------------     ------------

Expenses
  General & Administrative                           2,118,797          666,200
  Sales and Marketing                                  571,587           96,813
  Research & Development                               302,273               --
  Merger Expenses                                           --          243,264
  Depreciation and Amortization                        365,802           79,795
  Net Interest (Income)                                 (2,789)         (10,061)
                                                  ------------     ------------
Total Operating Expenses                             3,355,670        1,076,011
                                                  ------------     ------------
Net Loss                                          $ (1,209,428)    $   (195,789)
                                                  ------------     ------------

Redemption of redeemable Common                       (110,000)              --
Stock                                             ------------     ------------
Net Loss applicable to Common                     $ (1,319,428)    $   (195,789)
Shareholders                                      ============     ============
Basic and Diluted Loss
  per Common Share                                $       (.12)    $       (.03)
                                                  ============     ============

Basic and Diluted Weighted -
Average Common Shares
   Outstanding                                      10,689,295        7,815,780
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                       Three Months Ended
                                                   Sept. 30,        Sept. 30,
                                                      2001             2000

Operating Activities
  Net Loss                                        $ (1,209,428)    $   (195,789)
  Adjustments to Reconcile Net
   Loss to Net Cash (Used in)
   Provided by Operating
   Activities:
     Depreciation and
     Amortization                                      365,802           79,795
  Changes in Operating
   Assets and Liabilities                            1,070,544         (310,118)
                                                  ------------     ------------
Net Cash (Used in) Provided by,
Operating Activities                                   226,918         (426,112)
                                                  ------------     ------------
Net cash used in
  Investing Activities                                 (30,195)         (75,883)
                                                  ------------     ------------
Net Cash (Used in) Provided by,
  Financing Activities                                (700,000)       4,925,014
                                                  ------------     ------------

Net Increase (Decrease) in Cash                       (503,277)       4,423,019
Cash, Beginning of Period                            1,244,031           28,568
                                                  ------------     ------------
Cash, End of Period                               $    740,754     $  4,451,587
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

On August 10, 2000, the Company completed a reverse merger that merged Results Oriented Integration Corporation ("ROI") into Net/Tech International, Inc. ("NTTI"), a public company that had no significant operations and changed the name of the combined company to Return On Investment Corporation. As a result of the reverse merger, ROI's shareholders have a controlling interest in the Company and ROI management replaced NTTI's management. As such, the transaction was accounted for as a reverse merger. The historical financial statements of ROI replaced the financial statements of NTTI and ROI's year end of June 30 was adopted by the Company. In accordance with the agreement, NTTI issued (after a 1-for-20 reverse split) a total of 6,118,918 shares of NTTI's Common Stock in exchange for all of the issued and outstanding shares of ROI common stock. All share and per share data have been restated to reflect the stock issuance as a recapitalization of ROI. Merger expenses in conjunction with the reverse merger amounted to $243,264.

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

Revenue Recognition

Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sales proceeds is deemed probable and there exists persuasive evidence that an agreement exists.

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

Loss Per Share

Net loss available to common shareholders per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted net loss available to common shareholders per share is based on the weighted average number of shares of common stock outstanding during the period. In periods in which they have a dilutive effect, common shares contingently issuable and those issuable upon exercise of stock options and warrants will be included in the diluted earnings per share calculation.

As a result of the net losses incurred in the years ended September 30, 2001 and 2000, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                      2001             2000
                                                  ------------     ------------

  Contingently Issuable Shares                         300,000               --
  Stock Options                                        325,567            9,300
  Warrants                                             856,664          856,664
                                                  ------------     ------------
                                                     1,482,231          865,964
                                                  ============     ============

Note 2.   Business Combinations

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

On May 14, 2001 ("closing date"), the company acquired 100% of the outstanding stock of GO Software, Inc. ("GO") from Network Commerce, Inc. This acquisition was accounted for in accordance with the purchase method of accounting and therefore since the acquisition date the results of GO's operations have been included within the consolidated financial statements. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of the Company's common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, the Company did repurchase the requisite number of shares on September 17, 2001. As such, the difference of $110,000 between the recorded balance and the redemption value of these shares has been reflected in the determination of net loss attributable to common shareholders.

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

Due to the put provisions described above, the common stock issued in conjunction with the GO acquisition has been classified outside of equity as redeemable common stock. It is uncertain at this time if the put provisions will be exercised. At such time that the exercise of the put becomes probable, the carrying amount of the redeemable common stock will be adjusted to its redemption value.

Note 3.   Legal Proceedings

On September 26, 2001 Network Commerce, Inc. ("NCI"), filed a lawsuit against ROI in the Superior Court of King County, Washington. The complaint alleges breach of implied duties of good faith and fair dealing, and breach of warranty arising out of a merger agreement between the two companies which provided for our acquisition of NCI's subsidiary, GO Software, Inc. NCI seeks specific performance of a clause in the merger agreement requiring us to register with the SEC certain shares of our

Common Stock that were delivered to Network Commerce under the agreement. On October 26, 2001, we filed a registration statement including these shares with the SEC. The registration statement has not yet been declared effective. On November 5, 2001, we filed a notice of removal to the U.S. District Court for the Western District of Washington at Seattle. No answer or other responsive pleading has been filed as of this time. Given the preliminary stage of this proceeding, we cannot provide an evaluation of the likelihood of an unfavorable outcome or any estimate of the range of potential loss, if any.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995:

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to either changes in technology or customer preferences, or to changes in our pricing or that of our competitors and our ability to manage growth. All of the above factors constitute significant risks to our company. As a result, our actual results may vary materially from our expectations. For more information about these and other risks relevant to our company, see the section entitled "Risk Factors" in our Registration Statement on Form SB-2 (Regis. No. 333-72308) filed with the Securities and Exchange Commission (the "SEC") on October 26, 2001, as it may be subsequently amended.

General

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

Results of Operations

For the three months ending September 30, 2001 our net loss was $1,209,428 on $2,146,242 in revenues compared to a net loss of $195,789 on $880,222 in revenues for the three months ending September 30,2000.

Increased losses during 2001 as compared to 2000 were largely the result of expenditures for research and development, sales and marketing, corporate infrastructure, expenses related to the integration of our newly acquired subsidiaries and non-cash expenses related to depreciation and amortization.

The increase in license fee revenue of $823,525 for the three months ended September 30, 2001 over the same quarter of the prior year was due to stronger demand for the Company's payment processing software which was the result of additional marketing efforts, while the remaining increase was primarily the result of the acquisition of GO Software, which contributed additional license fee revenue of approximately $625,000. Exclusive of acquisitions, the Company's pricing structure remained substantially the same during the first quarter of fiscal 2002 as compared to 2001. The acquisition of GO Software did not alter the Company's pricing structure for our existing products which operate on IBM midrange computers. Pricing for GO Software's products covers a broad range because software pricing is typically based on the computer platform on which the software operates.

The increase in support and update services of $79,879 for the three months ended September 30, 2001, as compared to the same quarter in 2000, was due to continued sales of licenses creating new customers for these services and strong retention of our existing customers. Our growth was parallel to our license fee revenue increases for our traditional software.

Consulting fee revenue was $362,616 for the three months ended September 30, 2001 primarily represents fees for providing programming and computer support services by S.A.F.E., which was acquired in February 2001. In the prior period there were no such revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, and finance personnel. These expenses increased by $1,452,597 for the three months ended September 30, 2001 as compared to the same quarter in 2000, primarily due to the ramping up of our infrastructure and administration in accordance with our long-term strategic growth objectives. As a result, costs of facilities increased $220,000, strategic consulting fees related to advisory and capital development increased $39,000, and incremental general and administrative expenses related to acquired subsidiaries resulted in an increase of $679,000, while the remaining increase in expenses was directly due to our growth objectives related primarily to additional payroll and payroll related expenses based on our hiring initiatives required for our planned growth. Professional fees increased $242,000 in the three months ended September 30, 2001 as compared to the same quarter in 2000, primarily as a result of incremental accounting and legal services incurred due to our acquisitive activities and SEC reporting requirements. Depreciation and amortization increased to $365,802 from $79,795 primarily as a result of additional depreciation due to our increased investment in fixed assets as well as the amortization of intangible costs associated with our acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses increased by $474,774 during the quarter ending September 30, 2001 compared to the quarter ended September 30, 2000. We have made the strategic decision to exert significant efforts to grow both domestic sales and ultimately international sales through continued development of indirect channels and alliance partners. However, we also sell our products through our direct sales force, which we will continue to develop. Sales and marketing expenses in the three months ending September 30, 2001 increased primarily as compared to the same quarter in 2000, due to more aggressive and expanded sales and marketing efforts. These efforts reflect management's commitment to increase sales to expanding markets, both within our traditional IBM midrange systems marketplace, as well as the new markets we have entered through our acquisitions. As a result, sales commissions increased $40,000 during the three months ended September 30, 2001 as compared to the same quarter in 2000, in line with our increased sales. Expenses related to the marketing efforts of GO Software resulted in additional charges of $359,000 during the three months ended September 30, 2001 as compared to the same quarter in 2000, while the remaining increase in expenses related primarily to additional payroll and payroll related expenses related to our hiring initiatives required for our planned growth. We expect to continue our aggressive marketing efforts at a similar percentage of revenues in fiscal 2002 as we seek to claim additional market share.

Research and Development

Research and development expenses totaled $302,273 for the three months ended September 30, 2001 compared to zero for the three months ended September 30, 2000. Initiation of research and development expenses and the rate of spending for fiscal year 2001 was due to planned expenditures in accordance with our long-term objectives which in part revolves around the belief that such expenditures are essential to maintain our competitive position. We spent $257,000 on our JavaCard product and $45,000 developing stored value/gift card software during the quarter. We expect these costs to continue to constitute a similar percentage of revenues in fiscal 2002 as we anticipate an increase in research and development costs with the majority of our focus on the enhancement and evolution of our RiTA product line. It is expected that approximately 33% of research and development resources during fiscal 2002 will be spent on RiTA enhancement, 35% for PCCharge enhancement, 20% for JavaCard enhancement, 10% for stored value/gift card systems and the remainder on other projects.

Merger-Related Expenses

During the quarter ended September 30, 2000, the Company expensed $243,264 of direct merger-related costs in conjunction with the reverse merger of the Company with NTTI. Costs primarily consisted of legal and accounting and other professional fees, together with expenses paid in conjunction with the merger. There were no such costs during the first quarter ended September 30, 2001.

Liquidity and Capital Resources

For the first quarter of fiscal 2002, cash generated by operations was primarily the result of decreases in accounts receivable of $260,295, increases in deferred revenue of $929,649 and non-cash charges $365,802 for depreciation and amortization. offset by our net loss of $1,209,428. Decreases in accounts receivable were caused primarily by decreased revenues during the latter part of the quarter.

In the three months ended September 30,2000 cash used by operations of $426,112 was primarily the result of our net loss of $195,789 offset by non-cash charges of $79,795 and increases in deferred revenues of $310,118. Decrease in accounts receivable were due to concerted efforts to decrease our number of days in receivable through more aggressive collections efforts. Deferred revenue increased primarily due to the advance from a customer described below.

Cash used for financing activities for the three months ended September 30, 2001 consists of payment of $200,000 to satisfy maturing debt and $500,000 pursuant to the Network Commerce note described further below.

Cash provided by financing activities in the three months ended September 30, 2000 was primarily the result of our $6,500,000 private placement which resulted in net proceeds of $5,867,927.

Cash used in investing activities was primarily the result of cash paid for property and equipment purchases of $30,195 and $75,883 for the three months ended September 30,2001 and 2000 respectively.

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

The merger agreement contains put and call provisions which expire 18 months subsequent to the Closing Date. The put provision states that Network Commerce may elect to sell back to the Company any or all of the shares of the our common stock that it holds in the event that the stock price, at any given time, is less than 67% of the market value of the stock as of the closing date. If Network Commerce exercises the put provision, the obligation would result in Network Commerce becoming an unsecured creditor of ours. The call provision states that we may elect to repurchase the shares issued to Network Commerce if the stock price has exceeded 133% of the market value of the stock as of the Closing Date.

On September 17, 2001 we received an advance payment from a customer in the amount of $1,000,000 to be applied to license fees and referral fees earned by us over a three year period. Under the agreement, we have escrowed certain software that is subject to release to the customer upon default by us. We used $454,118 from this advance to pay off the balance of a $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock that was issued in connection with that acquisition were returned to us. $545,882 of the advance has been retained by our Company as working capital.

The acquisition of GO Software has caused duplication and excess capacity in certain areas of the Company as a whole. We are in the process of realigning personnel and implementing a cost reduction plan. Reductions relate to areas not essential to the production of revenue or customer support and areas that are not expected to contribute to profitability during fiscal 2002.

We have taken assertive action to make cash flow from operations positive for this fiscal year. A substantial amount of the cash used in fiscal 2001 was the result of non-recurring expenses including reverse merger costs of $243,264, expenditures related to the integration of acquisitions of approximately $750,000, increased professional fees in conjunction with the mergers and filing of statements with regulatory authorities of approximately $120,000. We have no long-term debt at this time and we have built our infrastructure in accordance with our growth plans and should not require material additional funds for expansion. We have determined to forego any further acquisitions in the near term and to focus on current operations within the core competencies of our existing business. This should allow us to achieve positive cash flow from operations during the current fiscal year, though no assurances can be made.

In order to meet our strategic objectives, we may require certain reductions of planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to certain assets (i.e. accounts receivable and property). In addition we have increased collection efforts to ameliorate a slower than desired days in accounts receivable which approximated 94 during the three months ended September 30, 2001. We are considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise capital will be successful. At this time, we have no available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business will be adequate in fiscal 2002. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless capital sources can be identified.

The $500,000 note receivable which arose in contemplation of a business combination which did not close, matured on October 4, 2001. As of November 14, 2001 this note has not been satisfied and is currently past due. Our Company and the debtor are negotiating payment terms and we believe that a favorable outcome is achievable, however, no assurances can be made.

PART II. - OTHER INFORMATION

ITEM 1.   Legal Proceedings

On September 26, 2001 Network Commerce, Inc. ("NCI"), filed a lawsuit against ROI in the Superior Court of King County, Washington. The complaint alleges breach of implied duties of good faith and fair dealing, and breach of warranty arising out of a merger agreement between the two companies which provided for our acquisition of NCI's subsidiary, GO Software, Inc. NCI seeks specific performance of a clause in the merger agreement requiring us to register with the SEC certain shares of our Common Stock that were delivered to Network Commerce under the agreement. On October 26, 2001, we filed a registration statement including these shares with the SEC. The registration statement has not yet been declared effective. On November 5, 2001, we filed a notice of removal to the U.S. District court for the Western District of Washington at Seattle. No answer or other responsive pleading has been filed as of this time. Given the preliminary stage of this proceeding, we cannot provide an evaluation of the likelihood of an unfavorable outcome or any estimate of the range of potential loss, if any.

ITEM 6.   Exhibits and reports on form 8-K

          (a)  EXHIBITS
               3.2 AMENDMENT TO BYLAWS OF RETURN ON INVESTMENT CORPORATION ADOPTED BY THE BOARD OF DIRECTORS ON OCTOBER 29, 2001

                    RESOLVED, that Section 1 of Article III of the By-laws of the Corporation be deleted in its entirety and in lieu thereof the following new Section 1 of Article III be inserted in the Bylaws of the Corporation:

                         "The number of the directors of the Corporation shall be up to (5) five until otherwise determined by a vote of the Board, and it shall in no event be less than three, unless all of the outstanding shares are owned of record by less than three shareholders, in which event, the number of directors shall not be less than the number of shareholders."

          (b)  REPORTS ON FORM 8-K : NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

                                        Return On Investment Corporation
                                            (Registrant)


                                        By: /s/ Charles Pecchio
                                            ------------------------------------
                                            Charles Pecchio
                                            President and Chief
                                            Executive Officer


                                        By: /s/ Guy Wilcox
                                            ------------------------------------
                                            Guy Wilcox
                                            Chief Financial Officer