Form 10QSB
period 2001-12-31
RETURN ON INVESTMENT CORP
filed 2002-02-14
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                                    000-33279
                                -----------------
                             Commission File Number

                        RETURN ON INVESTMENT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                             22-3038309
 ------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization).                              Identification No.)

           1825BARRETT LAKES BLVD, SUITE 260, KENNESAW, GEORGIA 30144
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (770) 517-4750

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The registrant had 11,047,971 shares of common stock outstanding as of December 31, 2001.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of
               December 31, 2001 (unaudited) and June 30, 2001

               Condensed Consolidated Statements of Operations (unaudited) for the three months and the six months ended December 31, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   None

     Item 3.   None

     Item 4.   None

     Item 5.   None

     Item 6.   None Exhibits and reports on Form 8K

Signatures

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2001; the consolidated statements of operations for the three months and the six months ended December 31, 2001 and December 31, 2000; and the consolidated statements of cash flows for the six months ended December 31, 2001 and December 31, 2000 have been prepared without audit. The consolidated balance sheet as of June 30, 2001 has been derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB filed on October 2, 2001.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     Dec 31,         June 30,
                                                      2001             2001
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                       $    413,888     $  1,244,031
  Accounts Receivable, Net of
  allowance for doubtful accounts of
  $56,121 and $157,980                               1,076,024        1,513,429
  Note receivable, net of allowance
  of $500,000 and $150,000                                  --          350,000
  Other                                                194,977          182,711
                                                  ------------     ------------
Total Current Assets                                 1,684,889        3,290,171

Property and Equipment, Net of
accumulated depreciation of $1,339,808
and 1,128,052                                        1,468,078        1,589,354
Goodwill and Other Intangibles, Net of
$658,246 and $204,004                                3,483,906        3,945,382
                                                  ------------     ------------
                                                  $  6,636,873     $  8,824,907
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                $    497,840     $    249,527
  Accrued Expenses                                     224,322          596,439
  Deferred Revenue                                     923,649        1,478,491
  Note Payable to Shareholder                          118,100          118,100
  Current Portion of
    Long-term Debt - other                              11,792           14,560
  Note Payable                                              --          200,000
  Other                                                937,500               --
                                                  ------------     ------------
Total Current Liabilities                            2,713,203        2,657,117


  Long-term Debt Other,
    Less Current Portion                                 8,644           12,878
                                                  ------------     ------------
Total Liabilities                                    2,721,847        2,669,995
                                                  ------------     ------------

Redeemable Common Stock - 833,333 and
1,000,000 shares($3 per share
redemption value)                                    1,950,000        2,340,000
                                                  ------------     ------------

SHAREHOLDERS' EQUITY
Common Stock $.01 Par Value
    100,000,000 Shares Authorized;
    9,747,974 Shares Issued
    and Outstanding                                     97,480           97,480
  Additional Paid-in Capital                         6,984,223        6,984,223
  Accumulated Deficit                               (5,116,677)      (3,266,791)
                                                  ------------     ------------

Total Shareholders' Equity                           1,965,026        3,814,912
                                                  ------------     ------------
                                                  $  6,636,873     $  8,824,907
                                                  ============     ============

See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED December 31, 2001 AND 2000
                                   (Unaudited)

                                        Three Months Ended                 Six Months Ended
                                     Dec. 31,         Dec. 31,         Dec. 31,         Dec. 31,
                                       2001             2000             2001             2000
Revenues
  License Fees                     $  1,839,358     $    521,515     $  3,339,137     $  1,197,624
  Support and Update Services           280,596           44,875          564,443          256,115
  Consulting Fees                       341,630               --          704,246               --
                                   ------------     ------------     ------------     ------------
Total Revenues                        2,461,584          566,390        4,607,826        1,453,739
                                   ------------     ------------     ------------     ------------

Expenses
  General & Administrative            2,313,071          311,573        4,431,868          951,047
  Sales and Marketing                   139,458          324,302          711,045          682,745
  Research & Development                181,537           94,109          483,810          154,005
  Merger Expenses                            --          233,406               --          239,483
  Depreciation and Amortization         361,151          126,487          726,953          159,589
  Net Interest (Income)                  (3,175)         (86,516)          (5,964)        (100,370)
                                   ------------     ------------     ------------     ------------
Total Operating Expenses              2,992,042        1,003,361        6,347,712        2,086,499
                                   ------------     ------------     ------------     ------------
Net Loss                               (530,458)        (436,971)      (1,739,886)        (632,760)
                                   ------------     ------------     ------------     ------------
Redemption of redeemable Common
Stock                                        --               --          110,000               --
                                   ------------     ------------     ------------     ------------
Net Loss applicable to Common
Shareholders                       $   (530,458)    $   (436,971)    $ (1,849,886)    $   (632,760)
                                   ============     ============     ============     ============
Basic and Diluted Loss
  per Common Share                 $       (.05)    $       (.05)    $       (.17)    $       (.07)
                                   ============     ============     ============     ============

Basic and Diluted Weighted -
Average Common Shares
   Outstanding                       10,689,295        9,263,184       10,689,295        8,613,184
                                   ============     ============     ============     ============

See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

                                                       Six Months Ended
                                                   Dec. 31,          Dec. 31,
                                                     2001              2000

Operating Activities
  Net Loss                                       $ (1,849,886)     $   (632,760)
  Adjustments to Reconcile Net
   Loss to Net Cash (Used in)
   Provided by Operating
   Activities:
     Depreciation and
     Amortization                                     726,953           159,589
  Changes in Operating
   Assets and Liabilities                             145,770          (690,173)
                                                 ------------      ------------
Net Cash Used in,
Operating Activities                                 (977,163)       (1,163,344)
                                                 ------------      ------------
Net cash used in
  Investing Activities                                (90,480)         (115,064)
                                                 ------------      ------------
Net Cash Provided by,
  Financing Activities                                237,500         5,098,764
                                                 ------------      ------------

Net Increase (Decrease) in Cash                      (830,143)        3,820,356
Cash, Beginning of Period                           1,244,031            28,568
                                                 ------------      ------------
Cash, End of Period                              $    413,888      $  3,848,924
                                                 ============      ============

See accompanying notes to condensed consolidated financial statements.

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

During fiscal 2002 and 2001, a majority of revenues were derived from the shipment of software (license fees). License fees are recognized as revenue once the underlying software is accepted by the customer. This is the time at which the Company believes that revenue recognition as described above, has occurred.

Maintenance and support revenue is deferred and recognized ratably over the contractual maintenance period, generally one year.

Revenues from other services is recognized as the services are provided.

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

As a result of the net losses incurred in the periods ended December 31, 2001 and 2000, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                     2001               2000
                                  ----------         ----------

  Stock Options                      325,567              9,300
  Warrants                           856,664            856,664
                                  ----------         ----------
                                   1,182,231            865,964
                                  ==========         ==========

On September 17, 2001 the company entered into a referral and reseller agreement with a third party whereby ROI would refer merchants to the third party for the receipt of processing services. Upon execution of the agreement ROI received $1,000,000 as an advance on referral fees and product fees. Under the agreement, the advance is to be repaid in referrals in stepped increments over a 3-year period from the effective date of the agreement. In accordance with the agreement, ROI is required to place certain of its software source codes in escrow, with the third party named as beneficiary, in event of the Company's default on the agreement. Other remedies for default include the third party's right to terminate the agreement, to demand repayment of unpaid portions of the advance or convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices.

The third party has also received vested and exercisable options to purchase an aggregate of $5,000,000 in shares at a rate of $4 per share during the first year of the agreement and $5 per share subsequent to that date. These options are antidilutive. Because of the default provisions above, a liability of $937,500 has been recorded representative of the options sold. This liability will be reversed to equity from time to time as it becomes certain that the liability has become permanent equity. The remaining $62,500 will be recognized as revenue as software or referrals are provided to the third party.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS requires the use of the purchase method of accounting and prohibits the use of the polling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also may require, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15,2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill and other intangible assets is approximately $3,483,906. Amortization expense during the year ended June 30, 2001 was $204,044. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB no. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FASB No. 140 did not have a material effect on the financial statements during the periods presented.

In October 2001, the FASB issued SFAS No 144, "Accounting for Impairment of Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

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

The consideration for the acquisition of GO was $1,000,000 in cash and 1,000,000 shares of the Company's common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, the Company did repurchase the requisite number of shares on September 17, 2001. As such, the difference of $110,000 between the recorded balance and the redemption value of these shares has been reflected in the determination of net loss attributable to common shareholders.

The merger agreement contains put and call provisions which expire 18 months subsequent to the closing date. The put provision states that Network Commerce may elect to sell back to the Company any or all of the shares of the Company's common stock in the event that the stock price, at any given time, is less than 67% of the quoted market value of the stock as of the closing date, which was $3.00 per share. Should the put provision be exercised by Network Commerce, the obligation would result in they becoming a general unsecured creditor of the Company. The call provisions state that the Company may elect to repurchase the shares issued to Network Commerce if the stock price has exceeded 133% of the quoted market value of the stock as of the closing date ($3.00 per share).

Due to the put provisions described above, the common stock issued in conjunction with the GO acquisition has been classified outside of equity as redeemable common stock. It is uncertain at this time if the put provisions will be exercised. At such time that the exercise of the put becomes probable, the carrying amount of the redeemable common stock will be adjusted to its redemption value.

The following unaudited pro forma information presents the consolidated results of operations of the company as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations.

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
PRO FORMA AMOUNTS                     DECEMBER 31, 2000     DECEMBER 31,2000
-----------------                     -----------------     ----------------

Revenue ............................    $  1,723,797          $  3,673,749

Net Loss ...........................        (279,686)           (1,609,641)

Net Loss per share .................            (.03)                 (.16)


Note 3.   Legal Proceedings

On September 26,2001 Network Commerce, Inc., filed a lawsuit against ROI in the Superior Court of King County, Washington. The complaint alleges breach of implied duties of good faith and fair dealing, and breach of warranty arising out of an agreement between ROI and Go Software, Inc., a wholly-0wned subsidiary of NCI. Network Commerce seeks specific performance of a clause in the merger agreement requiring ROI to register with the SEC certain shares of ROI Common Stock that were delivered to Network Commerce under the agreement. ROI filed a notice of removal to the federal district court in Seattle on November 5, 2001. ROI filed its answer to plaintiff's complaint on November 9, 2001. The parties have held a pretrial conference and are preparing the necessary disclosures. Given the preliminary stage of this proceeding, the Company cannot provide an evaluation of the likelihood of an unfavorable outcome or any estimate of the range of potential loss, if any.

Note 4.   Supplemental Cash Flow Information

Cash received for interest in the three and six months ended December 31, 2001 and 2000, was approximately $3,000 and $87,000 respectively for three month periods presented and $6,000 and $100,000, respectively for the six month periods presented.

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

General

Return On Investment Corporation d/b/a ROI Corporation (the "Company") and its subsidiaries market software and services that provide connectivity and communications for credit card, debit card and check transaction processing. ROI offerings include (i) payment processing software for virtually any computing platform including Windows, Unix, Linux, AIX, OS/390, OS/400, and Sun Solaris;
(ii) consulting and transaction processing services; and (iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

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

Our  results  of  operations  include  the  operations  of Return On  Investment
Corporation (the "Company") and its subsidiaries. Operations for the subsidiaries acquired during 2001 are included from the date of acquisition. Accordingly, the results of operations include Net400 and S.A.F.E., since February 2001, and include GO Software, since May 2001.

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

Results of Operations

For the three months ending December 31, 2001 our net loss was $530,458 on $2,461,584 in revenues compared to a net loss of $436,971 on $566,390 in revenues for the three months ending December 31,2000.

For the six months ending December 31, 2001 our net loss was $1,739,886 on $4,607,826 in revenues compared to a net loss of $632,760 on $1,453,739 in revenues for the six months ending December 31, 2000.

Increased losses during 2001 as compared to 2000 were largely the result of expenditures for research and development, sales and marketing, corporate infrastructure, expenses related to the integration of our newly acquired subsidiaries and non-cash expenses related to depreciation and amortization.

The increase in license fee revenue of $1,317,843 and $2,141,513 for the three and six months ended December 31, 2001 over the same periods of the prior year was due to stronger demand for the Company's payment processing software which was the result of additional marketing efforts, while the remaining increase was primarily the result of the acquisition of GO Software, which contributed additional license fee revenue of approximately $568,000 and $1,028,000 for the three and six months ended December 31, 2001. Exclusive of acquisitions, the Company's pricing structure remained substantially the same during the first quarter of fiscal 2002 as compared to 2001. The acquisition of GO Software did not alter the Company's pricing structure for our existing products which operate on IBM midrange computers. Pricing for GO Software's products covers a broad range because software pricing is typically based on the computer platform on which the software operates.

The increase in support and update services of $235,721 and $308,328 for the three and six months ended December 31, 2001, as compared to the same periods in 2000, was due to continued sales of licenses creating new customers for these services and strong retention of our existing customers. Our growth was parallel to our license fee revenue increases for our traditional software.

Consulting fee revenue was $341,630 for the three months ended December 31, 2001, which represents fees for providing programming and computer support services. In the comparative prior period there were no such revenues.

Consulting fee revenue was $704,246 for the six months ended December 31, 2001, which represents fees for providing programming and computer support services. In the comparative prior period there were no such revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, and finance personnel. These expenses increased by $2,001,498 for the three months ended December 31, 2001, as compared to the same quarter in 2000, primarily due to the ramping up of our infrastructure and administration in accordance with our long-term strategic growth objectives. As a result, costs of facilities increased $156,422, and incremental general and administrative expenses related to acquired subsidiaries resulted in an increase of $373,000, while the remaining increase in expenses was directly due to our growth objectives related primarily to additional payroll and payroll related expenses based on our hiring initiatives required for our planned growth. Professional fees increased $467,028 in the three months ended December 31, 2001 as compared to the same quarter in 2000, primarily as a result of incremental accounting and legal services incurred due to our acquisitive activities and SEC reporting requirements. Depreciation and amortization increased to $361,151 from $126,847 primarily as a result of additional depreciation due to our increased investment in fixed assets as well as the amortization of intangible costs associated with our acquisitions.

For the six months ended December 31, 2001, these expenses increased by $3,480,821 for the six months ended December 31, 2001 as compared to the same period in 2000, primarily due to the ramping up of our infrastructure and administration in accordance with our long-term strategic growth objectives. As a result, costs of facilities increased $307,581, and incremental general and administrative expenses related to acquired subsidiaries resulted in an increase of $1,052,000, while the remaining increase in expenses was directly due to our growth objectives related primarily to additional payroll and payroll related expenses based on our hiring initiatives required for our planned growth. Professional fees increased $520,494 in the six months ended December 31, 2001 as compared to the same period in 2000, primarily as a result of incremental accounting and legal services incurred due to our acquisitive activities and SEC reporting requirements. Depreciation and amortization increased to $726,953 from $159,589 primarily as a result of additional depreciation due to our increased investment in fixed assets as well as the amortization of intangible costs associated with our acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $184,844 during the quarter ending December 31, 2001 compared to the quarter ended December 31, 2000. We have made the strategic decision to exert significant efforts to grow both domestic sales and ultimately international sales through continued development of indirect channels and alliance partners. However, we also sell our products through our direct sales force, which we will continue to develop. Sales and marketing expenses in the three months ending December 31, 2001 decreased primarily as compared to the same quarter in 2000, due to cost containment measures and reduction in discretionary purchases.

Sales and marketing expenses increased by $28,300 during the six months ending December 31, 2001 compared to the six months ended December 31, 2000. We have made the strategic decision to exert significant efforts to grow both domestic sales and ultimately international sales through continued development of indirect channels and alliance partners. However, we also sell our products through our direct sales force, which we will continue to develop. Sales and marketing  expenses  in the  six  months  ending  December  31,  2001  increased primarily as compared to the same period in 2000, due to more aggressive and expanded sales and marketing efforts. These efforts reflect management's commitment to increase sales to expanding markets, both within our traditional IBM midrange systems marketplace, as well as the new markets we have entered through our acquisitions. As a result, sales commissions increased $154,000 during the six months ended December 31, 2001 as compared to the same period in 2000, in line with our increased sales. Expenses related to the marketing efforts of GO Software resulted in additional charges of $431,000 during the six months ended December 31, 2001 as compared to the same period in 2000. However, these increases were offset by cost containment measures and reduction in discretionary purchases, primarily implemented during the second quarter of fiscal year 2002.

Research and Development

Research and development expenses totaled $181,537 for the three months ended December 31, 2001 compared to $94,109 for the three months ended December 31, 2000. Initiation of research and development expenses and the rate of spending for fiscal year 2001 was due to planned expenditures in accordance with our long-term objectives which in part revolves around the belief that such expenditures are essential to maintain our competitive position.

Research and development expenses totaled $483,810 for the six months ended December 31, 2001 compared to $239,483 for the six months ended December 31, 2000. Initiation of research and development expenses and the rate of spending for fiscal year 2001 was due to planned expenditures in accordance with our long-term objectives which in part revolves around the belief that such expenditures are essential to maintain our competitive position.

We expect these costs to continue to constitute a similar percentage of revenues for the remainder of fiscal 2002 as we anticipate an increase in research and development costs with the majority of our focus on the enhancement and evolution of our RiTA product line. It is expected that approximately 33% of research and development resources during fiscal 2002 will be spent on RiTA enhancement, 35% for PCCharge enhancement, 20% for JavaCard enhancement, 10% for stored value/gift card systems and the remainder on other projects.

Merger-Related Expenses

During the quarter ended December 31, 2000, the Company expensed $243,264 of direct merger-related costs in conjunction with the reverse merger of the Company with NTTI. Costs primarily consisted of legal and accounting and other professional fees, together with expenses paid in conjunction with the merger. There were no such costs during the three and six months ended December 31, 2001.

Liquidity and Capital Resources

For the six months ending December 31, 2001, cash used in operations was ($977,163). This was primarily the result of our net loss of $1,849,886 offset by decreases in accounts receivable of $437,405 and non-cash charges $726,953 for depreciation and amortization. Decreases in accounts receivable were caused primarily by decreased revenues during the latter part of the quarter as well as concerted efforts to decrease our number of days in receivable through more aggressive collections efforts.

For the six months ending December 31, 2000, cash used by operations was $1,163,344, and was primarily the result of increases in accounts receivable of $492,510 and our net loss of $632,760. Increases in accounts receivable were caused primarily by increased sales at the end of the quarter.

Cash provided for financing activities for the six months ended December 31, 2001 consists of payment of $200,000 to satisfy maturing debt and $500,000 pursuant to the Network Commerce note described further below, offset by a $937,500 advance received by a customer which was classified as other current liabilites.

Cash provided by financing activities in the six months ended December 31, 2000 was primarily the result of our $6,500,000 private placement which resulted in net proceeds of $5,867,927. Of this amount, $754,275 was used to retire debt.

Cash used in investing activities was primarily the result of cash paid for property and equipment purchases of $90,480 and $115,064 for the six months ended December 31,2001 and 2000 respectively.

On February 9, 2001 and February 15, 2001 we acquired 100% of the outstanding stock of Net400 and S.A.F.E., respectively. Net400 provides software that facilitates e-mail and e-commerce communications and business transactions. As consideration, we issued 100,000 shares of common stock valued at approximately $204,000. S.A.F.E. provides a consulting and transaction processing services. As consideration, we issued 300,000 shares of common stock valued at approximately $612,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their acquisition dates have been included within the consolidated financial statements. In conjunction with the above acquisitions, a total of 300,000 shares are contingently issuable based on the achievement of certain earn out provisions in future periods.

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

On September 17, 2001 we received an advance payment from a customer in the amount of $1,000,000. Under the agreement, we have escrowed certain software that is subject to release to the customer upon default by us. We used $454,118 from this advance to pay off the balance of a $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock that was issued in connection with that acquisition were returned to us. $545,882 of the advance was retained by our Company as working capital.

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

In order to meet our strategic objectives, we may require certain reductions of planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to certain assets (i.e. accounts receivable and property). In addition we have increased collection efforts to ameliorate a slower than desired days in accounts receivable which approximated 94 during the six months ended December 31, 2001. We are considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise capital will be successful. At this time, we have no available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business will be adequate in fiscal 2002. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless capital sources can be identified.

The $500,000 note receivable, which arose in contemplation of a business combination which did not close, matured on October 4, 2001. As of December 31, 2001 this note has not been satisfied, is currently in default, and we have, as a result, reserved for 100% of its value in the event that it is not eventually collected. Our Company has initiated a demand for payment and will exhaust all legal remedies to satisfy the note, including the initiation of litigation.

PART II. - OTHER INFORMATION

ITEM 1.   Legal Proceedings

On September 26,2001 Network Commerce, Inc., filed a lawsuit against ROI in the Superior Court of King County, Washington. The complaint alleges breach of implied duties of good faith and fair dealing, and breach of warranty arising out of an agreement between ROI and Go Software, Inc., a wholly-0wned subsidiary of NCI. Network Commerce seeks specific performance of a clause in the merger agreement requiring ROI to register with the SEC certain shares of ROI Common Stock that were delivered to Network Commerce under the agreement. ROI filed a notice of removal to the federal district court in Seattle on November 5, 2001. ROI filed its answer to plaintiff's complaint on November 9, 2001. The parties have held a pretrial conference and are preparing the necessary disclosures. Given the preliminary stage of this proceeding, the Company cannot provide an evaluation of the likelihood of an unfavorable outcome or any estimate of the range of potential loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on October 29, 2001 ( the "Annual Meeting")> The voting of holders of record of 11,047,985 shares of the Company's Common Stock outstanding at the cl0se of business on September 28, 2001 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b) The following individuals were elected as Directors of the Company at the Annual Meeting:


                                                            Votes Witholding
     Director                          Votes For                Authority

     Charles A. McRoberts              8,836,599                   150
     John W. McRoberts                 8,836,599                    50
     Charles Pecchio, Jr.              8,836,599                   150


(c) The appointment of BDO Seidman, LLP as the Company's independent certified public accountants for fiscal year 2002 was ratified. The stockholders' vote on such appointment was 8,835,974 shares FOR; 25 shares AGAINST; 750 shares ABSTAINED from voting; and 0 shares NO VOTE.

ITEM 6.   Exhibits and reports on form 8-K

          (a)  EXHIBITS
               3.1 Amended Bylaws of Return on Investment Corporation (Filed herewith)

          (b)  REPORTS ON FORM 8-K : NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2002

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