Form 10QSB
period 2002-03-31
RETURN ON INVESTMENT CORP
filed 2002-05-15
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                                    000-33279
                                -----------------
                             Commission File Number

                        RETURN ON INVESTMENT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

        DELAWARE                                                 22-3038309
------------------------                                       --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization).                              Identification No.)

           1825 BARRETT LAKES BLVD, SUITE 260, KENNESAW, GEORGIA   30144
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

                                 Yes [X] No [ ]

The registrant had 11,047,971 shares of common stock outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and June 30, 2001

               Condensed Consolidated Statements of Operations (unaudited) for the three months and the nine months ended March 31, 2002 and 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2002 and 2000

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 1.   None

     Item 2.   None

     Item 3.   None

     Item 4.   None

     Item 5.   None

     Item 6.   None

Signatures

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2002; the consolidated statements of operations for the three months and the nine months ended March 31, 2002 and March 31, 2001; and the consolidated statements of cash flows for the nine months ended March 31, 2002 and March 31, 2001 have been prepared without audit. The consolidated balance sheet as of June 30, 2001 has been derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB filed on October 2, 2001.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          Mar 31,          June 30,
                                                            2002             2001
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                             $    412,569     $  1,244,031
  Accounts Receivable, net of
  allowance for doubtful accounts of
  $70,639 and $157,980                                       791,507        1,513,429
  Note receivable, net of allowance
  of $500,000 and $150,000                                        --          350,000
  Other                                                      150,941          182,711
                                                        ------------     ------------
Total Current Assets                                       1,355,017        3,290,171

Property and Equipment, Net of accumulated
depreciation of $1,476,164 and 1,128,052
Goodwill and Other Intangibles, Net of $679,172            1,314,891        1,589,354
and $204,004
                                                           2,540,787        3,945,382
                                                        ------------     ------------
                                                        $  5,210,695     $  8,824,907
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                      $    451,623     $    249,527
  Accrued Expenses                                           207,712          596,439
  Deferred Revenue                                           893,925        1,478,491
  Note Payable to Shareholder                                     --          118,100
  Current Portion of
    Long-term Debt - other                                     6,715           14,560
  Note Payable                                                    --          200,000
  Other                                                      166,666               --
                                                        ------------     ------------
Total Current Liabilities                                  1,726,641        2,657,117

  Long-term Debt Other,
    Less Current Portion                                          --           12,878
                                                        ------------     ------------
Total Liabilities                                          1,726,641        2,669,995
                                                        ------------     ------------

Redeemable Common Stock - 1,000,000 shares ($3                    --        2,340,000
per share redemption value)                                       --               --

SHAREHOLDERS' EQUITY
Common Stock $.01 Par Value
    100,000,000 Shares Authorized;
    10,797,078 Shares Issued
    and Outstanding                                          107,970           97,480
  Additional Paid-in Capital                              10,066,916        6,984,223
  Accumulated Deficit                                     (6,690,832)      (3,266,791)
                                                        ------------     ------------

Total Shareholders' Equity                                 3,484,054        3,814,912
                                                        ------------     ------------
                                                        $  5,210,695     $  8,824,907
                                                        ============     ============

See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED March 31, 2002 AND 2001
                                   (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                Mar. 31,         Mar. 31,         Mar. 31,         Mar. 31,
                                                  2002             2001             2002             2001
Revenues

  License Fees                                $  1,039,734     $    476,876        4,378,871     $  1,674,790
  Support and Update Services                      405,288          248,073          969,731          496,771
  Consulting Fees                                  357,374          371,995        1,061,620          371,995
                                              ------------     ------------     ------------     ------------
Total Revenues                                   1,802,396        1,096,944        6,410,222        2,543,556
                                              ------------     ------------     ------------     ------------

Expenses
  General & Administrative                       1,454,289          553,459        5,886,156        1,440,082
  Sales and Marketing                              542,642          671,491        1,253,687        1,354,236
  Research & Development                           230,796           73,767          714,605          227,772
  Merger Expenses                                       --               --               --          246,294
  Depreciation and Amortization                    358,124          137,696        1,085,077          343,978
  Net Interest Expense(Income)                     167,179          (57,851)         161,216         (154,428)
  Impairment of Assets                             623,522               --          623,522               --
                                              ------------     ------------     ------------     ------------
Total Operating Expenses                         3,376,552        1,378,562        9,724,263        3,457,934
                                              ------------     ------------     ------------     ------------
Net Loss                                        (1,574,156)        (281,618)      (3,314,041)        (914,378)
                                              ------------     ------------     ------------     ------------
Redemption of redeemable Common Stock
                                                        --               --          110,000               --
                                              ------------     ------------     ------------     ------------
Net Loss applicable to Common Shareholders
                                              $ (1,574,156)    $   (281,618)    $ (3,424,041)    $   (914,378)
                                              ============     ============     ============     ============
Basic and Diluted Loss
  per Common Share                            $       (.15)    $       (.03)    $       (.32)    $       (.10)
                                              ============     ============     ============     ============

Basic and Diluted Weighted - Average
Common Shares
   Outstanding                                  10,529,453        9,607,018       10,619,977        9,082,629
                                              ============     ============     ============     ============

See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2000
                                   (Unaudited)

                                                              Nine Months Ended
                                                          Mar. 31,         Mar. 31,
                                                            2002             2001

Operating Activities
  Net Loss                                              $ (3,424,041)    $   (914,378)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
     Depreciation and
     Amortization                                          1,085,077          343,978
     Asset Impairment                                        623,522               --
     Interest Accretion on Warrants                          166,666               --
  Changes in Operating
   Assets and Liabilities                                    507,794         (924,324)
                                                        ------------     ------------
Net Cash Used in
Operating Activities                                      (1,040,982)      (1,494,724)
                                                        ------------     ------------
Net cash used in
  Investing Activities                                       (90,480)        (126,959)
                                                        ------------     ------------
Net Cash Provided by
  Financing Activities                                       300,000        4,925,014
                                                        ------------     ------------

Net Increase (Decrease) in Cash                             (831,462)       3,303,331
Cash, Beginning of Period                                  1,244,031           28,568
                                                        ------------     ------------
Cash, End of Period                                     $    412,569     $  3,331,899
                                                        ============     ============

See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies

The Company

Return On Investment  Corporation d/b/a ROI Corporation (the "Company")  markets
(i) payment processing software for a wide variety of computer systems to facilitate the processing of credit, debit, stored value, gift, loyalty, and check transactions, (ii) data processing and software consulting services, and
(iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

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

As a result of the net losses incurred in the periods ended March 31, 2002 and 2001, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                           2002          2001
                                                        ----------    ----------

  Stock Options                                            359,567         9,300
  Warrants                                                 856,664       856,664
                                                        ----------    ----------
                                                         1,216,231       865,964
                                                        ==========    ==========

On September 17, 2001 the company entered into a referral and reseller agreement with a third party whereby the third party would resell ROI software and ROI would refer merchants to the third party for the receipt of processing services. Upon execution of the agreement ROI received $1,000,000 as an advance on referral fees and product fees. Under the agreement, the advance is to be repaid in referrals and software sales in stepped increments over a 3-year period from the effective date of the agreement. In accordance with the agreement, ROI is required to place certain of its software source codes in escrow, with the third party named as beneficiary, in event of the Company's default on the agreement. Other remedies for default include the third party's right to terminate the agreement, to demand repayment of unpaid portions of the advance or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices.

The third party has also received vested and exercisable options to purchase an aggregate of $5,000,000 in shares at a rate of $4 per share during the first year of the agreement and $5 per share subsequent to that date. These options are antidilutive because of the default provisions above. As a result, $1,000,000 has been recorded as representative of the value of the options sold as paid in capital. There are a number of repayment provisions and default remedies in favor of the third party. The accounting for this transaction is debt financing with stock warrants (i.e.: the options). Debt forgiveness provisions would apply if milestones are met in the future. The Company has recorded additional paid in capital for $1,000,000 and, in accordance with APB 14, recorded a debt discount for the value of the warrants (limited to proceeds of $1,000,000 in accordance with EITF 00-27). In periods beyond September 17, 2001, the debt discount will be ratably charged to income over the three-year life of the agreement. This amounts to a $83,333 non-cash charge per quarter. Once the risk of default for each portion of the agreement has passed (i.e.: when the milestones are met on or before the September 17 deadlines), that portion of the debt will be forgiven and recorded as income in the statement of operations.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also may require, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after March 15, 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill and other intangible assets is $2,540,787. Amortization expense during the three and nine months ended March 31, 2002 was $178,308 and $539,297, respectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB no. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2002.

FASB No. 140 did not have a material effect on the financial statements during the periods presented.

In October 2001, the FASB issued SFAS No 144, "Accounting for Impairment of Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after March 15, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

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

On May 14, 2001 ("closing date"), the company acquired 100% of the outstanding stock of GO Software, Inc. ("GO") from Network Commerce, Inc. GO is recognized as a leader in Windows based payment processing solutions with over 35,000 activations of PCCharge products. In addition, GO's new Java engine, RiTA, is designed to work on virtually any platform including Windows, Unix, Linux, OS400, and Sun Solaris. RiTA complements ROI's new product design and is expected to be the foundation for the next generation of ROI products. This acquisition was accounted for in accordance with the purchase method of accounting and therefore since the acquisition date the results of GO's operations have been included within the consolidated financial statements.

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

The merger agreement contained put and call provisions which were to expire 18 months subsequent to the closing date. The put provision stated that Network Commerce may elect to sell back to the Company any or all of the shares of the Company's common stock in the event that the stock price, at any given time was less than 67% of the quoted market value of the stock as of the closing date, which was $3.00 per share. Had the put provision been exercised by Network Commerce, the obligation would have resulted in they becoming a general unsecured creditor of the Company. The call provision stated that the Company may elect to repurchase the shares issued to Network Commerce if the stock price had exceeded 133% of the quoted market value of the stock as of the closing date ($3.00 per share).

Due to the put provisions described above, the common stock issued in conjunction with the GO acquisition was originally classified outside of equity as redeemable common stock. These shares, however, were sold by Network Commerce on the open market during the quarter ending March 31, 2002. This resulted in the elimination of the redeemable shares presentation on the financial statements resulting from the put feature described above. The carrying amount has been reclassified as Common Stock and Additional Paid in Capital. In addition, the sale ameliorated the complaint previously filed by Network Commerce.

Note 3.   Proforma Information

The following unaudited pro forma information presents the consolidated results of operations of the company as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations.

                                         Three MONTHS ENDED    Nine Months ENDED
PRO FORMA AMOUNTS                        MARCH 31, 2001        MARCH 31,2001
------------------                       ------------------    -----------------

Revenue .............................       $ 2,289,733           $ 5,956,355

Net Income (Loss) ...................          (773,771)           (2,221,152)

Net Income (Loss) per share .........              (.08)                 (.22)

Note 4.   Impairment of Goodwill

It is the Company's policy to identify and record impairment losses on intangible and other assets (such as goodwill) when events or circumstances indicate that such assets may be impaired. Management has reevaluated carrying values of certain intangible assets acquired in connection with the acquisitions of S.A.F.E. Systems, Inc. and Net400, Inc. Based on changes in the market and economy, as well as the strategic decision to focus on GO Software, Inc. and its payment processing software business, management has determined that additional efforts and funding to explore the broader opportunities these companies offer will be put into abeyance. These companies will continue to operate in the niche service and software areas in which they have been successful in the past. These companies have been subjected to substantial cost reductions in an effort to become profitable subsidiaries in the future. However, based on the current assessment of the situation involving both companies, management has determined that the carrying value of the goodwill associated with the acquisitions of both companies has been impaired. As a result, the Company has written off the remaining carrying balances as of March 31, 2002 resulting in a non-cash charge of $623,522.

Note 5.   Supplemental Cash Flow Information

Cash received for interest was approximately $513 and $57,851 respectively for three month periods ended March 31, 2002 and 2001 respectively, and $5,450 and $154,428, for the nine month periods ended March 31, 2002 and 2001, respectively.

Note 6.   Liquidity

In order to meet the Company's strategic objectives, including the generation of positive cash flow from operations, the Company may require certain further reductions of planned expenditures for tactical operating commitments. The Company is currently exploring financing opportunities with respect to certain assets (i.e. accounts receivable and property). In addition the Company has increased collection efforts to ameliorate a slower than desired days in accounts receivable which approximated 89 at March 31, 2002 and the Company is considering raising additional capital through investment banking resources. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company's common stock and stockholders may experience dilution. The Company cannot provide any assurances that any of the above attempts to raise capital will be successful. At this time, the Company has no available credit lines or other loan facilities in place, though the Company believes that current cash reserves and cash flow from operations in the normal course of business will be adequate in future periods. At a minimum, this will require the sustainability of current revenue levels, which the Company believes is likely, though no absolute assurances can be given. If the Company cannot maintain current revenue levels, immediate action to reduce costs will be required unless capital sources can be identified.

Further expansion may require additional funds; however, no assurances can be made as to whether the Company will be successful in obtaining these funds. The Company has decided to forego any further acquisitions in the near term and to focus on current operations within the core competencies of our existing business. This should allow us to achieve positive cash flow from operations during the 2003 fiscal year, though no assurances can be made.

The Company is also in the process of selling shares redeemed under the GO Software merger requirements. The company has a total of 170,000 shares available for redemption, which should be sold in the fourth quarter, though no assurances can be made. Proceeds would be used to fund working capital requirements and ongoing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995:

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to either changes in technology or customer preferences, or to changes in our pricing or that of our competitors and our ability to manage growth. All of the above factors constitute significant risks to our company. As a result, our actual results may vary materially from our expectations. For more information about these and other risks relevant to our company, see the section entitled "Risk Factors" in our Registration Statement on Form SB-2 (Regis. No. 333-72308) filed with the Securities and Exchange Commission (the "SEC") on January 22, 2002, as it may be subsequently amended.

General

Return On Investment  Corporation d/b/a ROI Corporation (the "Company")  markets
(i) payment processing software for a wide variety of computer systems to facilitate the processing of credit, debit, stored value, gift, loyalty, and check transactions, (ii) data processing and software consulting services, and
(iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

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

Results of Operations

For the three months ending March 31, 2002 our net loss was $1,574,156 on $1,802,396 in revenues compared to a net loss of $281,618 on $1,096,944 in revenues for the three months ending March 31, 2001.

For the nine months ending March 31, 2002 our net loss was $3,424,041 on $6,410,222 in revenues compared to a net loss of $914,378 on $2,543,556 in revenues for the nine months ending March 31, 2001.

Increased losses during 2002 as compared to 2001 were largely the result of expenditures for research and development, sales and marketing, corporate infrastructure, expenses related to the integration of our newly acquired subsidiaries and non-cash expenses related to depreciation and amortization. In addition, management has reevaluated carrying values of certain intangible assets acquired in connection with the acquisitions of S.A.F.E. Systems, Inc. and Net400, Inc. Based on changes in the market and economy, as well as the strategic decision to focus on GO Software, Inc. and its payment processing software business, management has determined that additional efforts and funding to explore the broader opportunities these companies offer will be put into abeyance. These companies will continue to operate in the niche service and software areas in which they have been successful in the past. These companies have been subjected to substantial cost reductions in an effort to become profitable subsidiaries in the future. However, based on the current assessment of the situation involving both companies, management has determined that the carrying value of the goodwill associated with the acquisitions of both companies has been impaired. As a result, the Company has written off the remaining carrying balances as of March 31, 2002 resulting in a non-cash charge of $623,522.

The increase in license fee revenue of $562,858 and $2,704,081 for the three and nine months ended March 31, 2002 over the same periods of the prior year was due to stronger demand for the Company's payment processing software which was the result of additional marketing efforts and the result of the acquisition of GO Software, which contributed license fee revenue of approximately $843,000 and $1,540,000 for the three and nine months ended March 31, 2002. Exclusive of acquisitions, the Company's pricing structure remained substantially the same during the third quarter of fiscal 2002 as compared to 2001. The acquisition of GO Software did not alter the Company's pricing structure for our existing products which operate on IBM midrange computers. Pricing for GO Software's products covers a broad range because software pricing is typically based on the computer platform on which the software operates.

The increase in support and update services of $157,215 and $472,960 for the three and nine months ended March 31, 2002, as compared to the same periods in 2001, was due to continued sales of licenses and the acquisition of GO Software customer base creating new customers for these services and strong retention of our existing customers. Our growth in support and update services was parallel to our license fee revenue increases for our traditional software.

Consulting fee revenue was $357,374 and $1,061,620 for the three and nine months ended March 31, 2002, which represents fees for providing programming and computer support services. In the comparative prior periods consulting revenues were $371,995, all of which was generated in the third quarter.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, and finance personnel. These expenses increased by $900,830 for the three months ended March 31, 2002, as compared to the same quarter in 2001, primarily due to our acquisitions. As a result of our acquisitions, costs of facilities increased $161,618, and incremental general and administrative expenses related to acquired subsidiaries resulted in an increase of $602,315, while the remaining increase in expenses was directly due to our growth objectives related primarily to additional payroll and payroll related expenses due to acquisitions. Professional fees increased $136,897 in the three months ended March 31, 2002 as compared to the same quarter in 2001, primarily as a result of incremental accounting and legal services incurred due to our acquisitive activities and SEC reporting requirements. Depreciation and amortization increased to $358,124 from $137,646 primarily as a result of additional depreciation due to our increased investment in fixed assets as well as the amortization of intangible costs associated with our acquisitions.

For the nine months ended March 31, 2002, these expenses increased by $4,446,074 as compared to the same period in 2001, primarily due to acquisitions. As a result of the acquisitions, costs of facilities increased $469,199, and incremental general and administrative expenses related to acquired subsidiaries increased $3,319,484, while the remaining increase in expenses was directly due to our growth objectives related primarily to additional payroll and payroll related expenses. Professional fees increased $657,391 in the nine months ended March 31, 2002 as compared to the same period in 2001, primarily as a result of incremental accounting and legal services incurred due to our acquisitive activities and SEC reporting requirements. Depreciation and amortization increased to $1,085,077 from $343,978 primarily as a result of additional depreciation due to our increased investment in fixed assets as well as the amortization of intangible costs associated with our acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $128,849 during the quarter ending March 31, 2002 compared to the quarter ended March 31, 2001. Sales and marketing expenses in the three months ending March 31, 2002 decreased due to cost containment measures in marketing and an increasing percentage of sales through reseller channels and reduction in discretionary purchases.

Sales and marketing expenses decreased by $100,549 during the nine months ending March 31, 2002 compared to the nine months ended March 31, 2001, primarily due to cost containment measures in marketing and an increasing percentage of sales through reseller channels and reduction in discretionary purchases. These efforts  reflect  management's  commitment  to increase  sales by expanding  our market presence through direct and indirect channels, both within our traditional IBM midrange systems marketplace, as well as the new markets we have entered through our acquisitions. We have made the strategic decision to exert significant efforts to grow both domestic sales and ultimately international sales through continued development of high impact reseller channels. However, we also sell our products through our direct sales force, which we will continue to develop.

Research and Development

Research and development expenses totaled $230,796 for the three months ended March 31, 2002 compared to $73,767 for the three months ended March 31, 2001. Initiation of research and development expenses and the increased rate of spending for fiscal year 2002 were due to developing new product lines and planned expenditures in accordance with our long-term objectives which in part revolves around the belief that such expenditures are essential to maintain our competitive position.

Research and development expenses totaled $714,605 for the nine months ended March 31, 2002 compared to $227,772 for the nine months ended March 31, 2001. Initiation of research and development expenses and the increased rate of spending for fiscal year 2002 were due to developing new product lines and planned expenditures in accordance with our long-term objectives which in part revolves around the belief that such expenditures are essential to maintain our competitive position.

We expect these costs to continue to constitute a greater percentage of revenues for the remainder of fiscal 2002 as we anticipate an increase in research and development costs with the majority of our focus on the enhancement and evolution of our RiTA product line. It is expected that approximately 35% of research and development resources during fiscal 2002 will be spent on RiTA enhancement, 35% for PCCharge enhancement, 20% for JavaCard enhancement and the remainder on other projects.

Merger-Related Expenses

During the nine months ended March 31, 2001, the Company expensed $246,294 of direct merger-related costs in conjunction with the reverse merger of the Company with NTTI. Costs primarily consisted of legal and accounting and other professional fees, together with expenses paid in conjunction with the merger. There were no such costs during the three and nine months ended March 31, 2002.

Liquidity and Capital Resources

For the nine months ending March 31, 2002, cash used in operations was $1,040,982. This was primarily the result of our net loss of $3,424,041 offset by decreases in accounts receivable of $721,922 and non-cash charges of $1,085,077 for depreciation and amortization, asset impairment charges of $623,522, and interest accretion of $166,666. Decreases in accounts receivable were caused primarily by decreased billings for cyclical update and support services which have heavy billings in the second quarter as well as concerted efforts to decrease our number of days in receivable through more aggressive collections efforts.

For the nine months ending March 31, 2001, cash used by operations was $1,494,724, and was primarily the result of increases in accounts receivable of approximately $525,000 and our net loss of $914,378. Increases in accounts receivable were caused primarily by increased sales at the end of the quarter.

Cash provided by financing activities for the nine months ended March 31, 2002 consists of payment of $200,000 to satisfy maturing debt and $500,000 pursuant to the Network Commerce note described further below, offset by a $1,000,000 advance received by a customer which was accounted for as a debt financing.

Cash provided by financing activities in the nine months ended March 31, 2001 was primarily the result of our $6,500,000 private placement which resulted in net proceeds of $5,867,927. Of this amount, $754,275 was used to retire debt.

Cash used in investing activities was primarily the result of cash paid for property and equipment purchases of $90,480 and $126,959 for the nine months ended March 31, 2002 and 2001 respectively.

On February 9, 2001 and February 15, 2001 we acquired 100% of the outstanding stock of Net400 and S.A.F.E., respectively. Net400 provides software that facilitates e-mail and e-commerce communications and business transactions. As consideration, we issued 100,000 shares of common stock valued at approximately $204,000. S.A.F.E. provides consulting and transaction processing services. As consideration, we issued

300,000  shares  of  common  stock  valued  at  approximately   $612,000.   Both
acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their acquisition dates have been included within the consolidated financial statements. In conjunction with the above acquisitions, a total of 300,000 shares are contingently issuable based on the achievement of certain earn out provisions in future periods.

On May 14, 2001 we acquired 100% of the outstanding stock of GO Software from Network Commerce. This acquisition was accounted for in accordance with the purchase method of accounting and therefore since the acquisition date the results of GO's operations have been included within the consolidated financial statements. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of our common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC and in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, we repurchased the requisite number of shares by September 17, 2001.

The merger agreement contained put and call provisions, which were to expire 18 months subsequent to the Closing Date. The put provision stated that Network Commerce may elect to sell back to the Company any or all of the shares of our common stock in the event that the stock price, at any given time, was less than 67% of the market value of the stock as of the closing date. If Network Commerce exercised the put provision, the obligation would have resulted in Network Commerce becoming an unsecured creditor of ours. The call provision stated that we may elect to repurchase the shares issued to Network Commerce if the stock price had exceeded 133% of the market value of the stock as of the Closing Date. These provisions have been obviated by the sales of the shares this quarter.

On September 17, 2001 we received an advance payment from a customer in the amount of $1,000,000 which has been accounted for as a debt financing. In accordance with the agreement, ROI is required to place certain of its software source codes in escrow, with the third party named as beneficiary, in event of the Company's default on the agreement. Other remedies for default include the third party's right to terminate the agreement, to demand repayment of unpaid portions of the advance or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. We used $454,118 from this advance to pay off the balance of a $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock that was issued in connection with that acquisition were returned to us. $545,882 of the advance was retained by our Company for working capital purposes.

The acquisition of GO Software has caused duplication of certain functions and excess capacity in certain areas of the Company as a whole. We have realigned personnel and implemented a cost reduction plan during the nine months ended March 31, 2002. Reductions relate to areas not considered essential to the production of revenue or customer support and areas that are not expected to contribute to profitability during the remainder of fiscal 2002 and going forward.

We have taken assertive action to make cash flow from operations positive for the 2003 fiscal year. A substantial amount of the cash used in fiscal 2001 and 2002 was the result of non-recurring expenses including reverse merger costs of $246,294, expenditures related to the integration of acquisitions of approximately $1,600,000, increased professional fees in conjunction with the mergers and filing of statements with regulatory authorities of approximately $300,000. We have no long-term debt at this time and have built our infrastructure in accordance with our growth plans. Further expansion may require additional funds; however, no assurances can be made as to whether the Company will be successful in obtaining these funds. We have determined to forego any further acquisitions in the near term and to focus on current operations within the core competencies of our existing business. This should allow us to achieve positive cash flow from operations during the 2003 fiscal year, though no assurances can be made.

The Company is in the process of selling shares redeemed under the GO Software merger requirements. The company has a total of 170,000 shares available for redemption, which should be sold in the fourth quarter, though no assurances can be made. Proceeds would be used to fund working capital requirements and ongoing operations.

In order to meet our strategic objectives, we may require certain further reductions of planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to certain assets (i.e. accounts receivable and property). In addition we have increased collection efforts to ameliorate a slower than desired days in accounts receivable which approximated 89 at March 31, 2002. We are considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise capital will be successful. At this time, we have no available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business will be adequate in future periods. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless capital sources can be identified.

The Company has a $500,000 note receivable that matured on October 4, 2001, which arose in anticipation of a business combination which did not close. As of March 31, 2002 this note has not been satisfied, is currently in default, and we have, as a result, reserved for 100% of its value in the event that it is not eventually collected. Our Company has initiated a demand for payment and will exhaust all legal remedies to satisfy the note, including the initiation of litigation.

PART II. - OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002

                                        Return On Investment Corporation
                                                 (Registrant)


                                        By: /s/ Charles Pecchio
                                            ------------------------------------
                                            Charles Pecchio
                                            Chief Executive Officer


                                        By: /s/ Guy Wilcox
                                            ------------------------------------
                                            Guy Wilcox
                                            Chief Accounting Officer and
                                            Chief Financial Officer