Form 10KSB
period 2002-06-30
RETURN ON INVESTMENT CORP
filed 2002-09-30
CIK 866492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 033-36198

                        RETURN ON INVESTMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               22-3038309
    (State or other jurisdiction of       (IRS Employer Identification No.)
            incorporation)


1825 BARRETT LAKES BLVD, SUITE 260, KENNESAW, GEORGIA                   30144
      (Address of principal executive offices)                        (Zip Code)

                  REGISTRANT'S TELEPHONE NUMBER: (770) 517-4750

     Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                      Name of each exchange on which
                                                        registered
            None

     Securities registered under Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State registrant's revenues for its most recent fiscal year: $8,421,296.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,433,692 based on the closing sales price as of August 26, 2002.

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 11,354,486 shares as of September 25, 2002.

     Documents Incorporated by Reference: None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        RETURN ON INVESTMENT CORPORATION

                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS



PART I.                                                                   PAGE

Item 1.   Description of Business                                           1

Item 2.   Description of Properties                                         5

Item 3.   Legal Proceedings                                                 6

Item 4.   Submission of Matters to a Vote of Security Holders               6

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters          6

Item 6.   Management's Discussion and Analysis or Plan of Operation         7

Item 7.   Financial Statements                                            F1-F26

Item 8.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure                               16

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons      16

Item 10.  Executive Compensation                                            18

Item 11.  Security Ownership of Certain Beneficial Owners and Management    19

Item 12.  Certain Relationships and Related Transactions                    20

Item 13.  Exhibits and Reports on Form 8-K                                  20

          Signatures                                                        21

          Certifications                                                    22

          Index to Exhibits                                                 23

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Return On Investment Corporation d/b/a ROI Corporation (the "Company" or "ROI") was incorporated in Delaware in 1990 as Net/Tech International, Inc. ("NTTI"). On August 10, 2000, we completed a reverse merger that merged Results Oriented Integration Corporation ("ROIC") into a wholly-owned subsidiary of NTTI, which at the time had no operations. The name of the company was changed to Return On Investment Corporation. Our principal executive offices are located at 1825 Barrett Lakes Boulevard, Kennesaw, Georgia 30144 and our telephone number is (770) 517-4750.

     ROI's subsidiaries market software and services that provide connectivity and communications for credit card, debit card and check transaction processing. ROI offerings include (i) payment processing software for virtually any computing platform including Windows, Unix, Linux, AIX, OS/390, OS/400, and Sun Solaris; and (ii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

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

     Our products and services are branded according to the subsidiary that markets them. Our subsidiary, GO Software, Inc. ("GO") markets payment processing and connectivity software, including PCCharge, RiTA, AS/400 Support for POS-port and JavaCard. As of July 1, 2002, the product lines that were previously marketed by Net400 are being marketed and supported by GO. These software products for IBM midrange computers facilitate e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions. The operations of our subsidiary, S.A.F.E. Systems, Inc. ("S.A.F.E."), have been reduced and consolidated into our subsidiary, Campana Data, Inc. ("Campana Data"), which is responsible for performing under the ongoing S.A.F.E. consulting and service agreements.

     Until February 2001, we provided payment processing software only for IBM midrange computer systems (IBM iSeries and IBM AS/400) in the United States. Our strategy included using some of the capital provided by our August 10, 2000 private placement to develop versions of our software for other computer systems, such as Unix, Linux and Windows systems. However, our primary strategy was to pursue acquisitions of other software companies whose products were complementary to our products.

     In February 2001, we acquired Net400, Inc., which provided software that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions. All of the issued and outstanding shares of Net400 common stock were exchanged in the merger for 300,000 shares of our common stock. Of those shares, 100,000 shares were delivered to the former Net400 shareholders and 200,000 shares were held in escrow, to be released once each year based on sales of Net400 products and services during the one-year period from February 1, 2001 through January 31, 2002, and the one-year period from February 1, 2002 through January 31, 2003, at the rate of one share for each $3.50 in sales. 42,806 shares were released from escrow at the end of the first one-year period. All escrowed shares are subject to release if we are acquired.

     In February 2001, we acquired S.A.F.E. Systems, Inc., which provided a host-based, magnetic stripe stored value/gift card system and marketed credit card processing and other transaction-based products and services to merchants. All of the issued and outstanding shares of S.A.F.E. common stock were exchanged in the merger for 400,000 shares of our common stock. Of those shares, 300,000 shares were delivered to the former S.A.F.E.

shareholders and 100,000 shares were held in escrow, to be released if at least $5,000,000 was contributed to our net revenue by the sale of S.A.F.E. software and services (excluding equipment sales) for the period commencing with the effective date of the merger and ending June 30, 2002. Since the revenue goal was not achieved, all escrowed shares were forfeited and will be repurchased by the Company at the par value of $.01 per share.

     In May 2001, we acquired GO Software, from Network Commerce, Inc. ("Network Commerce"). At that time GO Software was recognized as a leader in Windows based payment processing solutions with over 35,000 activations of its PCCharge products. In addition, GO's new Java engine, RiTA, was designed to work on virtually any platform including Windows, Unix, Linux, OS/390, OS/400, and Sun Solaris. RiTA complemented the new product design that ROI had created and we expected RiTA to be the foundation for the next generation of our products. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of our common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, we repurchased the requisite number of shares by September 17, 2001. Subsequently, Network Commerce sold approximately 830,000 shares in open market transactions.

STRATEGY

     Our short-term goal is to be a recognized leader in providing payment processing solutions to our reseller network and merchants in North America. The following are the key elements of our strategy:

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

o Leverage Existing Distribution Channels and Develop New Strategic Partnerships. We have strategic partnerships with hundreds of application software marketing, consulting, computer systems and transaction processing firms. These companies recommend our products and in many cases buy our products and resell them to their customers. We intend to fully support their efforts to maximize sales and plan to continue to recruit new companies as partners.

PRODUCTS

     Our subsidiary, GO Software, develops and markets software and provides software support. GO's primary products are packaged software used by merchants for payment processing, including PCCharge, GO JavaCard, AS/400 Support for POS-port, and RiTA. PCCharge provides payment processing for Windows based applications. GO JavaCard and AS/400 Support for POS-port operate on IBM midrange computer systems. RiTA is designed to work on virtually any computer hardware and software platform including Windows, Unix, Linux, OS/390, OS/400 and Sun Solaris.

     Since 1994, GO has been one of the industry's leading suppliers of payment processing products. PCCharge products such as, PCCharge Express, PCCharge Pro, PCCharge Payment Server, RiTA Server and GO JavaCard are currently being used by tens of thousands of merchants to process credit card transactions in conventional brick and mortar, as well as, e-Commerce businesses. An Internet pioneer, GO introduced the first IP-enabled payment processing engine for Windows environments. RiTA is expected to be the foundation for the next generation of GO payment processing software products written in Java and XML.

     GO charges license fees for the use of these software products. The retail prices for a single license range significantly, from hundreds of dollars for a PC to tens of thousands of dollars for our middleware solutions, RiTA and GO JavaCard. The total license fee depends upon the platform, the functionality, and the number of connections required to process the transactions. In addition, GO offers annual support and update service typically priced at a percentage of the license fee.

     GO Software's payment processing software products support virtually all electronic payments including credit/debit cards, checks, check conversions, ACH (Automated Clearing House) transactions, electronic benefit transfers (EBT), and stored value/gift/loyalty cards. The products can support all levels of transaction volume and operate in any merchant environment, including retail point-of-sale, phone/mail order, and Internet e-commerce. The products offer fast authorization time, security, encryption, advanced fraud protection and advanced cardholder authentication, which can result in lower transaction fees for the merchant. GO's payment processing software can be interfaced with any application software via standard programming languages. With this software, the merchant can use any major bank or financial network to authorize and settle payment transactions.

     GO markets  NetMail*400  products  that  empower  IBM  midrange  systems to perform e-mail and automate document processing, principally in the area of electronic commerce. IBM midrange systems applications and users need to be able to communicate with customers and vendors using e-mail. Examples of application enablement for e-mail and automated document handling include: order confirmation, shipment notification, customer relationship management (CRM), and customer support. Using NetMail*400 products, an IBM midrange systems application can also send e-mail alert messages, send messages to alphanumeric pagers, and send e-mail messages to wireless PCS devices.

     GO's Serial400 and Sockets400 products provide communications and connectivity for IBM midrange systems. These products provide system-to-system and program-to-program communications between applications and to other systems and devices, such as barcode data collection equipment and materials handling equipment. GO Serial400 and Sockets400 products simplify programming by handling all of the protocol conversion required for communications.

TECHNICAL SUPPORT AND CONSULTING SERVICES

     GO offers customers varying levels of technical support services including periodic software updates and twenty-four hour, seven days a week access to telephone support and support-related information via the Internet. GO also offers training and consulting services. Through our active alliance partner program, we recruit consulting, application software, and system integration firms to market and implement our software. Our subsidiary, Campana Data, Inc., offers consulting services and outsourcing of computer operations.

CUSTOMERS

     We have licensed over 50,000 computer systems to use our software. Our customers for payment processing products and services range from small to very large merchants. We have products in many vertical markets and business types including retailers, mail and phone order companies, and Internet marketers. One of our customers, Safeway, Inc., accounted for approximately 14% of operating revenues for the fiscal year ending June 30, 2002.

SALES

     To reach our potential customer base, we have several distribution channels, including a direct sales force and hundreds of strategic alliances with software developers, systems integrators, financial institutions, consultants and financial transaction processors that make up our reseller network. Our reseller network consists of these two channels:

Financial Channel
     o    Banks
     o    Independent Sales Organizations (ISO's)
     o    Electronic Payments Processors
     o    Financial Value Added Resellers (VAR's)

Developer - Service Provider Channel
     o    Software Developers
     o    Integrators
     o    Dealers
     o    Independent Software Vendors (ISV's)
     o    Internet Service Providers (ISP's)
     o    Application Service Providers (ASP's)

     An important element of our sales strategy is to expand our relationships with our reseller channels described above to increase market awareness and acceptance of our software and services. We provide training and other support necessary for our resellers to aid in the promotion and sale of our products.

     Our products and services are used by many types of customers in various industries. Our direct sales staff has substantial knowledge of our products and service offerings and we will continue to recruit and train sales people.

MARKETING

     The target market for our payment processing products and services is wide. Application software, such as retail point-of-sale software and e-commerce shopping cart software, typically does not provide payment processing capabilities. Our software provides connectivity and communications to facilitate the processing of credit card, debit card, and check transactions. The market for our IBM midrange software products and services includes companies that need e-mail capabilities on their IBM midrange systems and companies that need to connect their IBM midrange systems to other computer systems or devices, such as barcode data collection equipment and materials handling equipment.

     GO's marketing staff performs all marketing functions, except investor relations. GO's marketing department has responsibility for product marketing, marketing communications and public relations. GO's marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures, and data sheets.

     Our marketing staff has an in-depth understanding of the payment processing software and services marketplace and the IBM midrange marketplace and the needs of customers in those marketplaces, as well as experience in all of the key marketing disciplines. Our staff also has broad knowledge of our products and services and how they can meet customer needs. We utilize focused marketing programs that are intended to attract potential customers in our target markets and to promote ROI, our subsidiaries, and our brands. We use seminars, advertising, telemarketing, direct mail, tradeshows, speaking engagements, public relations campaigns, partner conferences, and web site marketing. We devote substantial resources to supporting the sales team with high quality sales tools and collateral materials.

RESEARCH AND PRODUCT DEVELOPMENT

     The markets for our products are characterized by rapidly changing technologies and evolving industry standards. Our future growth will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We anticipate continued investments in research and development costs in all of our products, with an emphasis on our RiTA product.

COMPETITION

     The markets for our products and services are highly fragmented and served by numerous firms, many of which address only specific aspects of a particular market. We believe the principal competitive factors that we face are reputation and quality of service, relative price and performance, time to market for new product introductions, adherence to industry standards, technical expertise, and product availability.

     Based on our industry experience, we believe that we have significant market share in payment processing software on Microsoft Windows platforms and we are a dominant company in the United States in the IBM midrange market, in terms of number of licenses granted for payment processing software. In the Windows market, our primary competitors are IC Verify and Atomic Software. In the IBM midrange market, IBM Websphere's Payment Manager and Integrated Systems Design are our primary competitor. Competition in the Windows and IBM midrange markets is expected to grow and companies with greater resources than we have may enter the markets. However, we believe that our premier position will help us maintain a substantial market share.

     RiTA, our Java-based payment processing software, operates on virtually any computing platform. Although competitors exist on each different type of computer platform on which RiTA operates, we are not aware of any competitive product that operates on all of the platforms supported by RiTA. In the Unix market, our primary competitor is Southern DataComm.

     In the IBM midrange e-mail software market, our primary competitors are Computer Keyes and Evergreen. No single company in this market has a dominant position. In the IBM midrange connectivity and communications software market, there are numerous small competitors and the market is highly fragmented.

INTELLECTUAL PROPERTY

     Our success is dependent upon developing, protecting, and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark, and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems, and related written materials. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. There are no legal lives on any of our intellectual property.

GOVERNMENT REGULATION

     Not Applicable

EMPLOYEES

     With efficiency gains due to the continued synergy of our acquisitions, we have maintained revenue growth, while decreasing the total number of employees. As of June 30, 2002, we had a total of 85 full time employees. Our continued success is dependent on our ability to attract and retain qualified employees. Due to the competitiveness in the market for employees, we may experience future difficulty in recruiting and retaining staff. Our employees are not represented by a union or a collective bargaining agreement.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company leases its administrative, marketing, and research and development facilities under long-term operating leases. Our corporate headquarters and about 18% of GO Software's personnel are located in approximately 14,000 square feet in Kennesaw, Georgia pursuant to a lease expiring in 2005. GO Software is located in approximately 10,000 square feet in Savannah, Georgia pursuant to a lease expiring in 2004. Campana Data is located in approximately 12,500 square feet in Batavia, Illinois pursuant to a lease expiring in 2006.

     The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

     The Company filed an action against UniComp, Inc., ("UniComp") on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note and seeking attorneys' fees. The Complaint alleges that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under a Promissory Note duly executed by UniComp. UniComp filed an answer and counterclaims on or about August 14, 2002 denying liability. Defendant's counterclaims allege misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships, and seeks punitive damages.

     Because of the early stage of the litigation and the fact that discovery has not been completed, it is premature to predict whether an unfavorable outcome in this action is either probable or remote or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

     As of the date of this filing the company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's common stock is traded on the Over The Counter Bulletin Board ("OTCBB") under the market symbol ROIE. OTCBB reported the following high and low sales prices for each quarter for the last year.

               ---------------------------------------------------
                 QUARTER ENDED                HIGH           LOW
               ---------------------------------------------------
                    9/30/00                  $6.875         $3.00
               ---------------------------------------------------
                   12/31/00                    6.25          3.40
               ---------------------------------------------------
                    3/31/01                    4.25         2.123
               ---------------------------------------------------
                    6/30/01                    3.80         2.378
               ---------------------------------------------------
                    9/30/01                    5.25          3.60
               ---------------------------------------------------
                   12/31/01                    4.60          3.30
               ---------------------------------------------------
                    3/31/02                    3.55          2.20
               ---------------------------------------------------
                    6/30/02                    2.72          1.30
               ---------------------------------------------------

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

HOLDERS

     According to the records of the Company's transfer agent, the Company had approximately 920 stockholders of record as of August 26, 2002.

DIVIDEND POLICY

     The Company's policy has been to reinvest earnings and cash flows to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future, though there are no restrictions on the payment of such dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On June 20, 2002, four members of the board of directors purchased an aggregate of 300,000 shares of common stock at $2.00 per share. The proceeds of the sale were used for general corporate purposes. Such sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our Company markets (i) payment processing software and solutions for a wide variety of computer platforms to facilitate the processing of credit, debit, stored value, gift, loyalty, and check transactions,, (ii) data processing and software consulting services, and (iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

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

     Our results of operations include the operations of Return On Investment Corporation and its subsidiaries. Operations for the subsidiaries acquired during 2001 are included from the date of acquisition. Accordingly, the 2001 results of operations include Net400 and S.A.F.E., since February 2001, and include GO Software, since May 2001. In January 2002, the operations of S.A.F.E. were consolidated into our subsidiary, Campana Data.

     Due to our acquisition activities, year-to-year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of our pursuit of a growth strategy focusing on marketing, sales, and software development synergies gained as a result of eliminating duplicate functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into our Company. As a result, pro forma comparisons are not necessarily meaningful. See "Acquisitions During Fiscal 2001" below for more information.

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

     Our revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of our sales force and our reseller network. We typically do not have a material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because our operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of generation of revenues can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of our common stock. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.

RESULTS OF OPERATIONS

     During fiscal 2002, our net loss was $4,563,753 on $8,421,296 in revenues compared to a net loss of $2,614,444 on $3,774,664 in revenues in fiscal 2001.

     Increased losses during 2002 as compared to 2001 were largely the result of research and development, sales and marketing, corporate infrastructure, expenses related to the integration of our newly acquired subsidiaries, impairment losses associated with our acquisitions, and non-cash expenses related to depreciation and amortization.

REVENUES

   -------------------------------------------------------------------------
                                               YEARS ENDING JUNE 30,
   -------------------------------------------------------------------------
   CATEGORY:                            2002        CHANGE         2001
   -------------------------------------------------------------------------
   License Fees and Other             $5,909,766         147%    $2,395,468
   -------------------------------------------------------------------------
   Percentage of Revenue                     70%                        64%
   -------------------------------------------------------------------------
   Support and Update Services        $1,243,621          61%      $771,575
   -------------------------------------------------------------------------
   Percentage of Revenue                     15%                        20%
   -------------------------------------------------------------------------
   Consulting Fees                    $1,267,909         109%      $607,621
   -------------------------------------------------------------------------
   Percentage of Revenue                     15%                        16%
   -------------------------------------------------------------------------

     The increase in license fee revenue during 2002 was due primarily to the result of the acquisition of GO Software as well as demand for the Company's payment processing software. Go Software contributed additional license fee revenue of approximately $4,075,000 in 2002 compared to $624,000 in 2001. The Company's pricing structure remained substantially the same during 2002 as compared to 2001. The increase in support and update services was due to continued sales of licenses creating new customers for these services and strong retention of our existing customers. Consulting fee revenue for 2002 primarily represents fees for providing programming and computer support services by S.A.F.E., which was acquired in February 2001.

OPERATING EXPENSES

--------------------------------------------------------------------------------
                              YEARS ENDING JUNE 30,
--------------------------------------------------------------------------------
CATEGORY:                                      2002        CHANGE       2001
--------------------------------------------------------------------------------
Sales & Marketing                           $1,830,936      106%       $889,442
--------------------------------------------------------------------------------
Percentage of Revenue                              22%                      24%
--------------------------------------------------------------------------------
General and Administrative (excluding       $7,135,484       76%     $4,044,704
depreciation and amortization)
--------------------------------------------------------------------------------
Percentage of Revenue                              85%                     107%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Research and Development                    $1,298,169       76%       $736,627
--------------------------------------------------------------------------------
Percentage of Revenue                              15%                      20%
--------------------------------------------------------------------------------
Merger Costs                                        $0      N.A.       $243,264
--------------------------------------------------------------------------------
Percentage of Revenue                               0%                       3%
--------------------------------------------------------------------------------
Depreciation and Amortization               $1,492,622      141%       $618,921
--------------------------------------------------------------------------------
Percentage of Revenue                              18%                      16%
--------------------------------------------------------------------------------
Impairment of Long Lived Assets               $986,290      N.A.             $0
--------------------------------------------------------------------------------
Percentage of Revenue                              12%                       0%
--------------------------------------------------------------------------------
Interest Expense                              $250,148      560%        $37,858
--------------------------------------------------------------------------------
Percentage of Revenue                               3%                       0%
--------------------------------------------------------------------------------

SALES AND MARKETING EXPENSES

     We have made the strategic decision to exert significant efforts to grow both domestic sales and ultimately international sales through continued development of our reseller network and additional indirect channels. However, we also sell our products through our direct sales force, which we will continue to develop. Sales and marketing expenses in 2002 increased primarily due to the acquisition of Go Software as well as more aggressive and expanded sales and marketing efforts. These efforts reflect management's commitment to increase sales of transaction processing solutions. As a result, sales commissions increased approximately $800,000 in line with our increased sales. Expenses related to the marketing efforts of GO Software resulted in additional charges of approximately $150,000 while the remaining increase in expenses related primarily to additional payroll and payroll related expenses related to our hiring initiatives required for our planned growth. We expect to continue our aggressive marketing efforts at a similar percentage of revenues in 2003 as we seek to claim additional market share.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, and finance personnel. In addition, substantial professional fees associated with SEC reporting and acquisition integration and related costs of approximately $400,000 were incurred during 2002. Additional administration costs of approximately $970,000 were incurred due to ongoing operations of acquired subsidiaries. Rental costs associated with the addition of the acquired subsidiaries added approximately $380,000 in costs relative to the prior year. Our technical support costs increased by approximately $700,000 or 126% due to the expanded customer base and GO Software's commitment to customer care in accordance with the Company's strategic plan. Costs of facilities increased approximately $165,000; strategic consulting fees related to advisory and capital development increased approximately $309,000. Professional fees increased approximately $150,000 in 2002 primarily as a result of incremental accounting and legal services incurred due to our acquisitive activities and our first full year of SEC reporting requirements. Depreciation and amortization increased $873,701 primarily as a result of additional depreciation due to our increased investment in fixed assets as well as the amortization of intangible costs associated with our acquisitions. As a result of not implementing SFAS 142 the company incurred $902,750 in amortization expense during 2002.

INTEREST EXPENSE

     During 2002 interest expense increased $212,290 to $250,148. This increase is due primarily to the company recording the accretion of interest on warrants of $250,000 issued in connection the debt financing discussed further below and in Note 6 to the financial statements. In regard to this debt financing, the other party received vested and exercisable options to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. These options are antidilutive because of certain default provisions. As a result, during the year ended June 30, 2002 $1,000,000 was recorded as paid in capital as representative of the value of the options sold. There are a number of repayment provisions and default remedies in favor of the other party. The Company accounted for this transaction as a debt financing with stock warrants (i.e. the "options"). Debt forgiveness provisions would apply in future years if milestones are met. The Company recorded additional paid in capital for $1,000,000 and, in accordance with APB 14, recorded a debt discount for the value of the warrants (limited to proceeds of $1,000,000 in accordance with EITF 00-27). In periods beyond September 17, 2001, the debt discount will be ratably charged to income over the three-year life of the agreement. This amounts to $250,000 for the year ended June 30, 2002 and $83,333 per quarter throughout the balance of the contract. Once the risk of default for each portion of the agreement has passed (i.e. when the milestones are met on or before the September 17th deadlines), that portion of the debt will be forgiven and recorded as income in the statement of operations.

RESEARCH AND DEVELOPMENT

     Research and development expenses totaled $1,298,169 in 2002 compared to $736,267 in 2001. Initiation of research and development expenses and the rate of spending for fiscal year 2001 was due to planned expenditures in accordance with our long-term objectives which in part revolves around the belief that such expenditures are essential to maintain our competitive position. The amount spent during 2002 was primarily to enhance our RiTA and PCCharge product lines. We expect these costs to continue to constitute a similar percentage of revenues in 2003, as we focus on the enhancement and evolution of our RiTA product line. It is expected that 75% of research and development resources during 2003 will be spent on RiTA enhancement and 25% for PCCharge enhancement.

MERGER-RELATED EXPENSES

     During fiscal year 2001, the Company expensed $243,264 of direct merger-related costs in conjunction with the reverse merger of the Company with NTTI. Costs primarily consisted of legal and accounting and other professional fees, together with expenses paid in conjunction with the merger. There were no such expenses incurred in 2002.

ACQUISITIONS DURING FISCAL 2001

     On February 9, 2001 and February 15, 2001 we acquired 100% of the outstanding stock of Net400 and S.A.F.E., respectively. Net400 provided software that facilitates e-mail and e-commerce communications and business transactions. As consideration for Net400, we issued 100,000 shares of common stock valued at approximately $204,000 and 200,000 shares were placed in escrow. Subsequently, 42,806 shares were released from escrow. 157,194 remain in escrow, subject to release based on sales for the period February 1, 2002, through January 31, 2003. S.A.F.E. provided a host-based, magnetic stripe stored value card system and marketed credit card processing and other transaction based products and services to merchants. As consideration for S.A.F.E., we issued 300,000 shares of common stock valued at approximately $612,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their acquisition dates have been included within the consolidated financial statements.

     On May 14, 2001 ("Closing Date"), we acquired 100% of the outstanding stock of GO Software from Network Commerce, Inc. This acquisition was accounted for in accordance with the purchase method of accounting and, therefore, since the acquisition date, the results of GO's operations have been included within the consolidated financial statements. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of our common stock, valued at approximately $2,340,000. The merger agreement also stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these shares were not registered by August 31, 2001, we repurchased the requisite number of shares by September 17, 2001. The difference of $110,000 between the recorded balance and the redemption value of these shares has been reflected in the determination of net loss attributable to common shareholders. All of the shares were eventually registered on February 4, 2002, and the approximately 830,000 shares were sold in subsequent open market transactions. The merger agreement also contained put and call provisions which would have expired 18 months subsequent to the Closing Date. As such the common stock issued in conjunction with this acquisition was originally classified outside of equity as redeemable common stock. Network Commerce sold these shares on the open market during the year, which resulted in the elimination of the redeemable shares presentation in the financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

     It is the Company's policy to identify and record impairment losses on intangible and other assets when events or circumstances indicate that such assets may be impaired. Management has evaluated carrying values of certain assets acquired in connection with the acquisitions of S.A.F.E. Systems, Inc. and Net400, Inc. Based on changes in the market and economy, as well as the strategic decision to focus on GO Software and its payment processing software business, management has determined that additional efforts and funding to explore the broader opportunities these companies offer will be put into abeyance. These companies will continue to operate in the niche service and software areas in which they have been successful in the past. However, based on the current assessment of the situation involving both companies, management has determined that the carrying value of the goodwill and certain other fixed assets associated with the acquisitions of both companies has been impaired. As a result, the Company has written off the value of certain fixed assets and all of the remaining carrying balances of goodwill resulting in a non-cash charge of $986,290.

     The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $6,901,000. The benefits from these carryforwards expire through 2022. As of June 30, 2002, management believes it cannot be determined that it is more likely than not that these carryforwards and its other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets. Differences between the effective income tax rate and statutory income tax rates are not material.

LIQUIDITY AND CAPITAL RESOURCES

     In 2002, cash used in operations was primarily the result of our net loss of $4,563,753 offset by non-cash charges of $986,920 for asset impairment, $350,000 for write-down of a note receivable, $250,000 for interest accretion on warrants, $149,983 for non-cash compensation expense, and $1,492,622 for depreciation and amortization. Decreases in accounts receivable provided cash of $719,770, while decreases in deferred revenue used cash of $564,265. Decreases in accounts receivable were caused primarily by improved collection efforts and processes, while decreases in deferred revenue are due to the timing and nature of software and service contracts closed during the year.

     In 2001, cash used in operations was primarily the result of our net loss of $2,614,444 offset by non-cash charges of $150,000 for write-down of note receivable and $618,921 for depreciation and amortization. Increases in accounts receivable used cash of $182,464 while increases in deferred revenue provided cash of $511,136. Increases in accounts receivable were caused primarily by increased revenues during the year. Increased deferred revenue was also caused by our revenue growth as well as longer software installation periods. In 2001, cash used for operations primarily was in accordance with management's strategic plan for increased infrastructure costs, increased sales and marketing expenditures, substantial research and development costs, and costs associated with the integration of newly merged subsidiaries.

     Cash provided by financing activities in 2002 was the result of the following items:

     On September 17, 2001, we received an advance payment from a customer in the amount of $1,000,000 which has been accounted for as a debt financing. In accordance with the agreement, ROI is required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. We used $454,118 from this advance to pay off the balance of the $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock that was issued in connection with that acquisition were returned to us. $545,882 of the advance was retained by our Company as working capital. A portion of the shares re-acquired were subsequently sold for $34,435.

     The Company sold 300,000 shares of common stock to four directors at $2.00 per share.

     The Company also retired the balance of a $200,000 note payable.

     Cash provided by financing activities in 2001 was primarily the result of our $6,500,000 private placement which resulted in net proceeds of $5,867,927. We utilized these proceeds, in part to reduce our long-term debt and notes payable by an aggregate of $895,692.

     Cash used in investing activities in 2002 of $101,307 was primarily for property and equipment purchases.

     Cash used in investing activities in 2001 was primarily the result of cash paid for acquisitions of $1,420,582, increases in notes receivable of $500,000 and property and equipment purchases of $206,004.

     The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to five years. Additionally, the Company leases certain equipment under capital leases having original terms of three years.

     In conjunction with the reverse merger, the company entered into consulting agreements with two separate parties. The parties terminated these agreements on April 30, 2002 and entered into new agreements on May 1, 2002. Under the terms of the consulting agreements, both parties will receive $5,000 per month for 34 months to assist with future identification of merger candidates, sources of capital and assistance with general business matters.

      Approximate future minimum payments, by year and in the aggregate, under noncancellable commitments with remaining terms of more than one year are as follows:

                -----------------------------------
                      YEAR            AMOUNT
                -----------------------------------
                      2003               $ 694,808
                -----------------------------------
                      2004                 694,181
                -----------------------------------
                      2005                 693,148
                -----------------------------------
                      2006                 356,738
                -----------------------------------
                      2007                  44,178
                -----------------------------------

                -----------------------------------
                     Total              $2,483,053
                -----------------------------------

     As described above, the company entered into an agreement with a customer whereby the company received $1,000,000. In accordance with the agreement, the advance is to be repaid in referrals and software sales in stepped increments over a three-year period from the effective date of the agreement. The company is required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include the other party's right to terminate the agreement, to demand, among other things, repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for default, or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. At September 17, 2002 the company had not met the required amount of sales and referrals and as a result remedied the default by paying the other party approximately $98,000. See
Note 6 of the Financial Statements for further detail.

     The acquisition of GO Software caused duplication and excess capacity in certain areas. As a result, we realigned personnel and implemented a cost reduction plan during 2002. Reductions related to areas not essential to the production of revenue or customer support and areas that are not expected to contribute to profitability during 2003.

     We have taken assertive action to improve cash flow from operations for this fiscal year. We have taken advantage of the synergy created by the acquisitions of the prior year and combined administrative functions which should result in our administrative costs becoming a lesser percentage of revenue. We have restructured our businesses to reduce overhead costs and take advantage of our core competencies. We have focused our marketing expenditures on the branding of our products in an effort to make our advertising more effective and cost efficient. We have streamlined our processes and consolidated corporate and subsidiary departments for accounting, human resources, marketing, sales, and development. We have rededicated ourselves to focusing on our core business of providing payment processing solutions and have reduced or eliminated certain non-core operations. We have no long-term debt at this time and we have built our infrastructure in accordance with our growth plans and should not require material additional funds for these purposes.

     In order to meet our strategic objectives, we may require certain reductions of planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to certain assets (i.e. accounts receivable and property). In addition we have increased collection efforts to ameliorate a slower than desired days in accounts receivable which approximated 113 during 2001 and 58 in 2002. Certain board members have formally committed to infuse the company with up to $500,000 on an as needed basis for working capital purposes through September 2003. We are also considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business in conjunction with the commitment by board members will be adequate in 2003. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless additional capital sources can be identified.

CRITICAL ACCOUNTING POLICIES

     The company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sales proceeds is deemed probable and persuasive evidence that an agreement exists. During 2002 and 2001, a majority of revenues were derived from the shipment of software (license fees). License fees are recognized as revenue once the underlying software is accepted by the customer. This is the time at which the Company believes that revenue recognition as described above, has occurred. Maintenance and support revenue is deferred and recognized ratably over the contractual maintenance period, generally one year. Revenue from other services is recognized as the services are provided.

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

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2002, the net carrying amount of goodwill and other intangible assets is $2,276,392. Amortization expense during the period ended June 30, 2002 was $902,750.

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FASB No. 140 did not have a material effect on the financial statements during fiscal year 2002.

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does anticipate that the adoption of this statement will have a material impact on the financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company does anticipate that the adoption of this statement will have a material impact on the financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its financial statements.

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

                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                       F1

                                                                       RETURN ON
                                                          INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                                        CONTENTS
================================================================================

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F2


     CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated balance sheets                                    F3

         Consolidated statements of loss                                F4

         Consolidated statements of shareholders' equity                F5

         Consolidated statements of cash flows                          F6

         Notes to consolidated financial statements                 F7-F24

                                       F2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Return On Investment Corporation and Subsidiaries d/b/a ROI Corporation

We have audited the accompanying consolidated balance sheets of Return On Investment Corporation and subsidiaries d/b/a ROI Corporation as of June 30, 2002 and 2001, and the related consolidated statements of loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROI Corporation and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ BDO Seidman, LLP

Atlanta, Georgia
September 6, 2002

                                       F3

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================


June 30,                                                     2002           2001
================================================================================

ASSETS

CURRENT
   Cash and cash equivalents                         $    815,155   $  1,244,031
   Accounts receivable, less allowance for doubtful
     accounts of $134,674 and $157,900, respectively      793,659      1,513,429
   Note receivable, less allowance of
     $500,000 and $150,000, respectively (Note 4)              --        350,000
   Prepaid expenses and other current assets              127,036        182,711
--------------------------------------------------------------------------------

Total current assets                                    1,735,850      3,290,171

PROPERTY AND EQUIPMENT, NET (Note 3)                      692,639      1,589,354

GOODWILL AND OTHER INTANGIBLES, NET (Notes 2 and 5)     2,276,392      3,755,382

OTHER                                                      70,000        190,000
--------------------------------------------------------------------------------

                                                     $  4,774,881   $  8,824,907
================================================================================

                                       F4

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

June 30,                                                             2002            2001
=========================================================================================

LIABILITIES, REDEEMABLE COMMON STOCK AND
   SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $    392,857    $    249,527
   Accrued expenses (Note 8)                                      326,257         596,439
   Note payable- shareholder                                           --         118,100
   Current portion of capital leases (Note 7)                      15,874          14,560
   Deferred revenue                                               914,226       1,478,491
   Note payable                                                        --         200,000
   Other financing, net of unamortized discount (Note 6)          250,000              --
-----------------------------------------------------------------------------------------

Total current liabilities                                       1,899,214       2,657,117

Capital leases, less current portion (Note 7)                          --          12,878
-----------------------------------------------------------------------------------------

Total liabilities                                               1,899,214       2,669,995
-----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 9, 12, 13, and 14)

REDEEMABLE COMMON STOCK - -1,000,000 SHARES IN 2001
   ($3 PER SHARE REDEMPTION VALUE) (Note 2)                            --       2,340,000

SHAREHOLDERS' EQUITY
   Common stock, .01 par value (100,000,000 shares
     authorized, 11,093,780 and 9,747,974 outstanding)            109,285          97,480
   Additional paid-in capital                                  10,706,926       6,984,223
   Accumulated deficit                                         (7,940,544)     (3,266,791)
-----------------------------------------------------------------------------------------

Total shareholders' equity                                      2,875,667       6,154,912
-----------------------------------------------------------------------------------------

                                                             $  4,774,881    $  8,824,907
=========================================================================================
                             See accompanying notes to consolidated financial statements.

                                       F5

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                 CONSOLIDATED STATEMENTS OF LOSS
================================================================================

Years ended June 30,                                       2002            2001
================================================================================

REVENUE (Note 1)
   License fees                                    $  5,900,456    $  2,355,330
   Support and update services                        1,243,621         771,575
   Consulting fees                                    1,267,909         607,621
   Other                                                  9,310          40,138
--------------------------------------------------------------------------------

Total revenue                                         8,421,296       3,774,664
--------------------------------------------------------------------------------

OPERATING EXPENSES
   Research and development                           1,298,169         736,627
   General and administrative (including non-
     Cash compensation expense of $149,983 in 2002)   8,628,106       4,663,625
   Sales and marketing                                1,830,936         889,442
   Impairment of long-lived assets (Note 5)             986,290              --
   Merger costs (Note 1)                                     --         243,264
--------------------------------------------------------------------------------

Total operating expenses                             12,743,501       6,532,958
--------------------------------------------------------------------------------

Operating loss                                       (4,322,205)     (2,758,294)

Interest income                                           8,600         181,708
Interest expense                                       (250,148)        (37,858)
--------------------------------------------------------------------------------

NET LOSS                                             (4,563,753)     (2,614,444)

REDEMPTION OF REDEEMABLE COMMON STOCK (Note 2)         (110,000)             --
--------------------------------------------------------------------------------

NET LOSS APPLICABLE TO SHAREHOLDERS                $ (4,673,753)   $ (2,614,444)
================================================================================

BASIC AND DILUTED LOSS PER SHARE                   $      (0.44)   $      (0.28)
================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                  10,649,406       9,414,476
================================================================================
                    See accompanying notes to consolidated financial statements.

                                       F6

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                              CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
                                                        AND SHAREHOLDERS' EQUITY
                                              YEARS ENDED JUNE 30, 2002 AND 2001
================================================================================

                                                                  Redeemable
                                    Common Stock                 Common Stock           Additional
                              -------------------------    -------------------------      Paid-In      Accumulated
                                 Shares        Amount        Shares         Amount        Capital        Deficit        Total
================================================================================================================================

BALANCE, June 30, 2000          6,118,918   $    61,189            --    $        --    $    28,361   $  (652,347)   $  (562,797)

   Common stock issued in
   connection with reverse
   acquisition                    527,056         5,271            --             --             --            --          5,271

   Common stock issued in
   private placement, net
   ofrelated expenses           2,600,000        26,000            --             --      5,841,927            --      5,867,927

   Redeemable common
   stock issued in
   acquisition of business             --            --     1,000,000      2,340,000             --            --      2,340,000

   Common stock issued
   on conversion of debt           96,000           960            --             --        301,815            --        302,775

   Common stock issued in
   acquisition of
   businesses                     400,000         4,000            --             --        812,000            --        816,000

   Stock options exercised          6,000            60            --             --            120            --            180

   Net loss                            --            --            --             --             --    (2,614,444)    (2,614,444)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001          9,747,974        97,480     1,000,000      2,340,000      6,984,223    (3,266,791)     6,154,912

   Redemption of
   redeemable common
   stock (Note 2)                 166,667            --      (166,667)      (390,000)            --      (110,000)      (500,000)

   Issuance of common stock
   for compensation                42,806           428            --             --        149,555            --        149,983

   Recharacterization of
   redeemable common
   stock (Note 2)                 833,333         8,333      (833,333)    (1,950,000)     1,941,667            --             --

   Issuance of warrants in             --            --            --             --      1,000,000            --      1,000,000
   connection with debt
   financing (Note 6)

   Common stock sold to
   board members                  300,000         3,000            --             --        597,000            --        600,000

   Reissuance of common
   stock redeemed                      --            14            --             --         34,421            --         34,435

   Stock options exercised          3,000            30            --             --             60            --             90

   Net loss                            --            --            --             --             --    (4,563,753)    (4,563,753)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002         11,093,780   $   109,285            --    $        --    $10,706,926   $(7,940,544)   $ 2,875,667
================================================================================================================================
                                                                    See accompanying notes to consolidated financial statements.

                                       F7

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

Years ended June 30,                                             2002            2001
=====================================================================================

OPERATING ACTIVITIES
   Net loss                                              $ (4,563,753)   $ (2,614,444)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                        1,492,622         618,921
       Interest accretion on warrants (Note 6)                250,000              --
       Impairment of long-lived assets                        986,290              --
       Provision for doubtful receivable                      350,000         150,000
       Non-cash compensation                                  149,983              --
       Changes in working capital items, net of effect
        of businesses acquired:
         Accounts receivable, net of allowances               719,770        (182,464)
         Prepaid expenses and other current assets             55,675         (50,850)
         Accounts payable                                     143,330         (63,482)
         Accrued expenses                                    (270,182)        (49,183)
         Deferred revenues                                   (564,265)        511,136
-------------------------------------------------------------------------------------

Cash used in operating activities                          (1,250,530)     (1,680,366)
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Cash paid for acquisition of businesses,
     net of cash acquired                                          --      (1,420,582)
   Increase in notes receivable                                    --        (500,000)
   Purchase of property and equipment                        (101,307)       (206,004)
-------------------------------------------------------------------------------------

Cash used in investing activities                            (101,307)     (2,126,586)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from debt financing agreement                   1,000,000              --
   Redemption of redeemable common stock                     (500,000)             --
   Proceeds from the exercise of stock options                     90             180
   Proceeds from the issuance of common stock                 634,435       5,867,927
   Repayments of long term debt                               (11,564)       (695,692)
   Repayments under note payable                             (200,000)       (200,000)
   Other liabilities                                               --          50,000
-------------------------------------------------------------------------------------

Cash provided by financing activities                         922,961       5,022,415
-------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (428,876)      1,215,463

CASH AND CASH EQUIVALENTS, beginning of year                1,244,031          28,568
-------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                   $    815,155    $  1,244,031
=====================================================================================
                         See accompanying notes to consolidated financial statements.

                                       F8

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

     In conjunction with the reverse merger, a total of 3,765,930 shares of common stock were placed in escrow in the names of two officers of the Company and one director. Those shares represent the balance of shares issued by NTTI for these individuals' prior proportionate interest in ROI. The shares, since issued, have been fully voting and subject to all the rights and privileges afforded to all shareholders. These shares may be released from escrow from time to time over a six-year period based on predetermined financial thresholds. There is no requirement for the officers to remain employees of the Company in order to receive their escrowed shares.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of ROI and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

                                       F9

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term and the estimated useful lives of the related assets.

     REVENUE RECOGNITION

     Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sales proceeds is deemed probable and persuasive evidence that an agreement exists.

     During 2002 and 2001, a majority of revenues were derived from the shipment of software (license fees). License fees are recognized as revenue once the underlying software is accepted by the customer. This is the time at which the Company believes that revenue recognition as described above, has occurred.

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

                                      F10

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     ADVERTISING COSTS

     Advertising is expensed during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 2002, and 2001 were $196,259 and $280,404, respectively.

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

     As a result of the net losses incurred in the years ended June 30, 2002 and 2001, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                          2002                2001
     =============================================================

     Stock options                     253,767             325,567
     Warrants                        2,106,664             856,664
     -------------------------------------------------------------

                                     2,360,431           1,182,231
     =============================================================

                                      F11

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

     GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist primarily of acquired technology, proprietary concepts, customer lists, contracts and goodwill related to acquisitions accounted for under the purchase method of accounting. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. In accordance with this policy, certain assets were written down as described in Note 5.

     Amortization of purchased intangibles is provided on the straight-line basis as follows:

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

                                      F12

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

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2002, the net carrying amount of goodwill and other intangible assets is $2,276,392. Amortization expense during the years ended June 30, 2002 and 2001 was approximately $914,000 and $204,000, respectively.

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does anticipate that the adoption of this statement will have a material impact on the financial statements.

                                      F13

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company does anticipate that the adoption of this statement will have a material impact on the financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its financial statements.

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

                                      F14

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

     In conjunction with the above acquisitions, a total of 300,000 shares originally were contingently issuable based on the achievement of certain earn out provisions in future periods. In accordance with these provisions, a total of 42,806 shares were earned by a former shareholder of Net400 during 2002. In accordance with APB 16, these shares were determined to be compensation for services and as such, the fair value of the common stock received was expensed. At June 30, 2002, the former shareholders of S.A.F.E. Systems had not achieved any of their earn out provisions and, as such, all 100,000 escrowed shares were forfeited and will be repurchased by the Company at the par value of $0.01 per share.

     On May 14, 2001 ("closing date"), the company acquired 100% of the outstanding stock of GO Software; Inc. ("GO") from Network Commerce, Inc. GO is recognized as a leader in Windows based

                                      F15

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     payment processing solutions with over 35,000 activations of PCCharge products as of the closing date. In addition, GO's new Java engine, RiTA, is designed to work on virtually any platform including Windows, Unix, Linux, OS400, and Sun Solaris. RiTA complements ROI's new product design and is expected to be the foundation for the next generation of ROI products. This acquisition was accounted for in accordance with the purchase method of accounting and therefore, since the acquisition date, the results of operations have been included within the consolidated financial statements.

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

     The merger agreements also contained put and call provisions, which were to expire 18 months subsequent to the closing date. The put provision stated that Network Commerce may elect to sell back to the Company any or all of the shares of the Company's common stock in the event that the stock price, at any given time was less than 67% of the quoted market value of the stock as of the closing date, which was $3.00 per share. Had Network Commerce exercised the put provision, the obligation would have resulted in them becoming a general unsecured creditor of the Company. The call provision stated that the Company could elect to repurchase the shares issued to Network Commerce if the stock price exceeded 133% of the quoted market value of the stock as of the closing date ($3.00 per share).

     Due to the put provisions described above, the common stock issued in conjunction with the GO acquisition was originally classified outside of equity as redeemable common stock. Network Commerce, however, sold these shares, on the open market during the quarter ending March 31, 2002. This resulted in the elimination of the redeemable shares presentation within the financial statements. The carrying amount has been recharacterized as Common Stock and Additional Paid in Capital.

                                      F16

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     The following table summarizes the fair value of the assets acquired, liabilities assumed and consideration given in connection with the 2001 acquisitions:

     Accounts receivable                                            $   662,362
     Cash                                                                89,147
     Prepaid expenses                                                    56,654
     Property and equipment                                             858,582
     Goodwill                                                         1,241,626
     Acquired technology                                              2,667,800
     Other intangible assets                                            240,000
     Deferred revenue                                                  (284,293)
     Accounts payable and
        accrued expenses                                               (623,883)
     Notes payable                                                     (236,995)
     ---------------------------------------------------------------------------

     Net assets acquired                                             $4,671,000
     ===========================================================================

     These acquisitions were funded as follows:

     Common stock                                                     $3,156,000
     Cash and advances                                                 1,515,000
     ---------------------------------------------------------------------------

                                                                      $4,671,000
     ===========================================================================

     The following unaudited proforma information presents the consolidated results of operations of the company as if the acquisitions had occurred as of the beginning of the period presented. The proforma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations.

     Pro Forma Amounts                                            June 30, 2001
     ===========================================================================

     Revenue                                                        $ 7,615,944
     ---------------------------------------------------------------------------

     Net Loss                                                        (3,914,327)
     ---------------------------------------------------------------------------

     Net loss per share                                                   (0.37)
     ===========================================================================

                                      F17

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized by major classifications as follows at June 30:

                                                          2002             2001
     ===========================================================================

     Computer equipment                           $    379,900     $    644,640
     Furniture and fixtures                            489,006          444,557
     Purchased software                              1,524,282        1,628,209
     ---------------------------------------------------------------------------
                                                     2,393,188        2,717,406
     Less   accumulated   depreciation  and
     amortization                                   (1,700,549)      (1,128,052)
     ---------------------------------------------------------------------------

                                                  $    692,639      $ 1,589,354
     ===========================================================================

     Depreciation expense was approximately $579,000 and $414,900 for the years ended June 30, 2002 and 2001, respectively.

4.   NOTE RECEIVABLE

     In April 2000, the Company entered into a note receivable agreement with unrelated party, originally due in October 2001, in the amount of $500,000. The note bears interest at 10% per annum and is secured by substantially all of the assets of the other party. The Company has subsequently determined that the loan has become impaired and as such recorded a reserve against the balance in the full amount of $500,000 at June 30, 2002.

     The Company has filed action against the other party alleging breach of promissory note and is seeking attorney's fees. In response, the other party has filed a counterclaim against the Company alleging various improprieties. It is too early to predict the outcome of these actions.


5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill   and   other   intangible   assets   are   summarized   by  major
     classifications as follows at June 30:

                                                          2002             2001
     ---------------------------------------------------------------------------

     Goodwill                                       $  291,952       $1,241,587
     Acquired technology                             2,688,006        2,667,788
     ---------------------------------------------------------------------------
                                                     2,979,958        3,909,385

     Less accumulated amortization                    (703,566)        (154,003)
     ---------------------------------------------------------------------------

                                                    $2,276,392       $3,755,382
     ===========================================================================

                                      F18

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     It is the Company's policy to identify and record impairment losses on intangible and other assets when events or circumstances indicate that such assets may be impaired. Management has evaluated carrying values of certain assets acquired in connection with the acquisitions of S.A.F.E. Systems, Inc. and Net400, Inc. Based on changes in the market and economy, as well as the strategic decision to focus on GO Software, Inc. and its payment processing software business, management has determined that additional efforts and funding to explore the broader opportunities these companies offer will be put into abeyance. These companies will continue to operate in the niche service and software areas in which they have been successful in the past. These companies have been subjected to substantial cost reductions in an effort to become profitable subsidiaries in the future. However, based on the current assessment of the situation involving both companies, management has determined that the carrying value of the goodwill, intangible assets and certain other fixed assets associated with the acquisitions of both companies has been impaired. As a result, the Company has written off approximately $400,000 relative to certain fixed assets and substantially all of the remaining carrying balances of goodwill and other intangibles amounting to approximately $580,000.


6.   DEBT FINANCING AND ISSUANCE OF WARRANTS

     On September 17, 2001 the company entered into a "referral and reseller agreement" with an unrelated party whereby the other party would resell ROI software and ROI would refer merchants to the other party for the receipt of processing services. Upon execution of the agreement ROI received $1,000,000 as an advance on referral fees and product fees. Under the agreement, the advance is to be repaid in referrals and software sales in stepped increments over a 3-year period from the effective date of the agreement. In accordance with the agreement, ROI was required to place certain of its software source codes in escrow, with the other party named as beneficiary, in event of the Company's default on the agreement. Other remedies for default include the other party's right to terminate the agreement, to demand, among other things, repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for default, or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices.

     The other party has also received vested and exercisable warrants to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. These warrants are antidilutive because of the default provisions above. As a result, $1,000,000 has been recorded as representative of the value

                                      F19

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     of the warrants sold as paid in capital. There are a number of repayment provisions and default remedies in favor of the other party. The accounting for this transaction is as a debt financing with stock warrants. Debt forgiveness provisions would apply if milestones are met in the future. The Company has recorded additional paid in capital for $1,000,000 and, in accordance with APB 14, recorded a debt discount for the value of the warrants (limited to proceeds of $1,000,000 in accordance with EITF 00-27). In periods beyond September 17, 2001, the debt discount will be ratably charged to income over the three-year life of the agreement. This amounts to an $83,333 non-cash charge per quarter and $250,000 for the year ended June 30, 2002. Once the risk of default for each portion of the agreement has passed (i.e.: when the milestones are met on or before the September 17th deadlines), that portion of the debt will be forgiven and recorded as income in the statement of operations.

7.   LONG TERM DEBT

     Long term debt consisted of the following June 30:

                                                           2002            2001
     ===========================================================================

     Capital lease obligations                         $ 15,874        $ 27,438
     ---------------------------------------------------------------------------

     Total long term debt                                15,874          27,438
     Less current portion                               (15,874)        (14,560)
     ---------------------------------------------------------------------------

                                                       $      -        $ 12,878
     ===========================================================================

8.   ACCRUED EXPENSES

     Accrued expenses consisted of the following at June 30:

                                                           2002            2001
     ===========================================================================

     Compensation                                      $252,336        $497,374
     Consulting fees                                     28,000          52,500
     Other                                               45,921          46,565
     ---------------------------------------------------------------------------

                                                       $326,257        $596,439
     ===========================================================================

                                      F20

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9.   STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS

     In January 1999, the Company adopted its incentive stock option plan (the "plan") whereby total options to purchase 1,000,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable after the employee has been with the Company for a period of one or two years. The options are exercisable for a period not to exceed ten years. The Company has also assumed the stock options of NTTI. Such options were converted at the applicable rates used to issue the Company's common stock in the reverse merger. Information regarding the option plan is as follows:

                                           2002                  2001
     ===========================================================================
                                                  WEIGHTED              Weighted
                                                   AVERAGE               Average
                                                  EXERCISE              Exercise
                                         SHARES      PRICE     Shares      Price
     ===========================================================================

     Outstanding, beginning of year     544,817   $  15.58    235,801   $  34.15
        Granted                          38,000       3.15    320,767       3.22
        Exercised                        (3,000)      0.03     (6,000)      0.03
        Cancelled                      (255,300)     23.42     (5,751)    100.00
     ---------------------------------------------------------------------------

     Outstanding, end of year           324,517  $    8.09    544,817   $  15.58
     ===========================================================================

     Exercisable, end of year           139,817               224,050
     ===========================================================================

     The following table summarized information about the Company's outstanding stock options as of June 30, 2002.

     ===========================================================================
                      Options Outstanding                    Options Exercisable
     ===========================================================================
                                   Weighted-
                                    Average
                                   Remaining    Weighted     Number     Weighted
      Range of       Number       Contractual   Average     Exercisa    Average
      Exercise   Outstanding at      Life       Exercise  -ble at June  Exercise
        Price     June 30, 2002                  Price       30, 2002     Price
     ===========================================================================
                                    (years)
                  1.50-250,767        3.6        $2.99        71,767      $2.53
                  5.00-136,500        1.4         6.92        36,500       6.92
                 25.00-537,250        0.9        25.00        37,250      25.00
     ---------------------------------------------------------------------------
                       324,517       3.05        $3.73       145,517      $9.38
     ===========================================================================

                                      F21

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     The weighted average fair value of options granted during the year ended June 30, 2002 was $1.84 per share. The weighted average remaining life of options outstanding at June 30, 2002 was 3.1 years.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost been determined based on the fair value at the grant date for awards in 2001, the Company's net loss and loss per share would have changed as indicated by the pro forma amounts below:

     Years Ending June 30,                            2002                 2001
     ===========================================================================

     Net loss, applicable to common
     shareholders, as reported
                                               $(4,673,753)         $(2,614,444)

     Pro forma                                  (4,854,767)          (2,711,561)
     ===========================================================================

     Basic and diluted loss per
       share, as reported                      $     (0.44)         $     (0.28)

     Pro forma                                 $     (0.46)               (0.29)
     ===========================================================================

     The fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Years Ending June 30,                            2002                 2001
     ===========================================================================

     Risk free interest rate                         4.97%                5.05%
     Volatility factor                                 87%                  91%
     Expected option life                                3                    3
     ===========================================================================

                                      F22

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     WARRANTS

     In anticipation of and in conjunction with the Company's private placement, warrants to purchase common stock were issued to several parties. These warrants were issued as a direct incentive to complete a successful offering. In total, 856,664 warrants were issued on or prior to August 10, 2000, they were immediately vested and exercisable at exercise prices ranging from $.30 to $3.00 per share and will expire in 2005. All these warrants are outstanding as of June 30, 2002.

     As mentioned in Note 6 above, the Company entered into a "Referral and Reseller" agreement with an unrelated party on September 17, 2001. As part of this agreement, the other party received vested and exercisable warrants to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. The right to exercise these warrants expire on September 17, 2004


10.  INCOME TAXES

     Provisions for federal and state income taxes in the statements of operations consist of the following:

     Years Ending June 30,                            2002                 2001
     ===========================================================================

     Deferred federal income tax benefit       $(1,061,900)         $(1,456,000)
     Deferred state income tax benefit, net
        of federal tax          benefit           (187,400)            (257,200)
     Change in valuation allowance               1,249,300            1,713,200
     ===========================================================================

                                               $         -          $         -
     ===========================================================================

     As of June 30, 2002 and 2001, deferred tax assets comprised the following:

     Years ended June 30,                             2002                 2001
     ===========================================================================

     DEFERRED TAX ASSETS
     Net operating loss
        carryforward                           $ 2,760,500          $ 1,218,900
     Stock option compensation
        not currently deductible                                              -
     Deferred revenue                              365,700              591,400
     Reserves not currently
        deductible                                 111,200              177,800
     ===========================================================================

                                      F23

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     Total deferred tax asset                    3,237,400            1,988,100
     Valuation allowance                        (3,237,400)          (1,988,100)
     ---------------------------------------------------------------------------

                                               $         -          $         -
     ===========================================================================

     The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $6,901,000. The benefits from these carryforwards expire through 2022. As of June 30, 2002, management believes it cannot be determined that it is more likely than not that these carryforwards and its other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets. Differences between the effective income tax rate and statutory income tax rates are not material.

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

     All references to share and per share data and have been restated to reflect the stock split and reverse stock split. The statements of Shareholders' Equity reflect the actual share amounts outstanding for each period presented.

12.  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

     As of June 30, 2002 the Company's net accounts receivable are approximately $793,700. During 2002 sales to one customer amounted to approximately 14% of total revenues. The Company believes any risk of accounting loss is significantly reduced due to provision considered at the date of sale for returns and allowances and ongoing credit evaluations of its customers' financial condition as deemed necessary. The Company generally does not require cash collateral or other security to support customer receivables.

                                      F24

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

            Year                                 Operating
     ------------------------------------------------------

            2003                               $   574,808
            2004                                   574,181
            2005                                   593,148
            2006                                   356,738
            2007                                    44,178
     ------------------------------------------------------

            Total                              $ 2,143,053
     ======================================================

     Rent expense relating to these operating leases was approximately $577,000 and $297,000 for 2002 and 2001, respectively.

     In conjunction with the reverse merger, the company entered into consulting agreements with two separate parties. The parties terminated these agreements on April 30, 2002 and entered into new agreements on May 1, 2002. Under the terms of the consulting agreements, both parties will receive $5,000 per month for 34 months to assist with future identification of merger candidates, sources of capital and assistance with general business matters.

14.  PENSION PLAN

     The Company adopted a 401(k) retirement plan on March 9, 1998. The plan covers all employees who are at least 21 years of age with one or more years of service. The Company currently makes a discretionary matching contribution of 25% of the employee's contributions elected as a salary deferral by eligible employees. The Company's matching contributions for the years ended June 30, 2002 and 2001 were approximately $59,000 and $23,400, respectively.

     The Company also sponsors a defined contribution profit sharing plan covering substantially all eligible participants. Contributions are decided by the board of directors each year, however, contributions cannot exceed 15% of each eligible employee's salary. Contributions were $0 for both of the years ended June 30, 2002 and 2001, respectively.

                                      F25

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

15.  SEGMENTS

     Based on the standards described in SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", the Company has determined that it operates in a single operating segment: a provider of software, services and related consulting in the electronic transaction environment.


16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      2002                 2001
     ===========================================================================

     Cash paid for interest
        during the year                               $306              $37,858
     ===========================================================================

     During 2001, the Company issued common stock in satisfaction of outstanding debts amounting to $302,775.

                                      F26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding our executive officers and directors.

NAME                                    AGE    POSITION                                            DIRECTOR SINCE
----                                    ---    --------                                            --------------
Charles A. McRoberts................    52     Director                                                 2000
John W. McRoberts ..................    49     Director                                                 2000
Charles Pecchio, Jr. ...............    55     Chairman of the Board                                    2000
Laura Rogers .......................    42     Director                                                 2002
Theo P. VanderBoom..................    55     Director                                                 2002
Guy R. Wilcox.......................    45     Chief Financial Officer                                   NA
Arol Wolford........................    49     President, Chief Executive Officer, and Director         2001

     CHARLES A. MCROBERTS (brother of John W. McRoberts) serves as a director and functions in the role of Vice President of Developer Channel Sales for GO Software, Inc., an ROI subsidiary. He served as Chairman of the Board of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000 and as Chairman of the Board of the Company through June 2002. He previously was President and CEO of Mastiff Systems, a company that marketed and serviced security systems. Mr. McRoberts joined Mastiff in 1982 and served as President and CEO from 1987 until the sale of the company in 1996. Prior to joining Mastiff, Mr. McRoberts was Branch Manager of Wells Fargo Alarm Services.

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

     CHARLES PECCHIO, JR., has served as Chairman of the Board since July 2002. He served as a director of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000 and served as President of the Company through January 2002 and Chief Executive Officer of the Company through June 2002. Since 1993, he has provided consulting services related to mergers and acquisitions. From 1988 to 1992, he served as a director of Spiro International SA, a Swiss public company, and as an officer and director of several affiliated companies. Mr. Pecchio's previous experience includes financial, sales, and management positions with IBM Corporation, General Computer Corp., TeleVideo Systems, and NEC Information Systems.

     LAURA ROGERS was appointed to the Board of Directors September 2002 and serves as a director and a member of the Audit Committee. From 1995 to 2002, she was with Paymentech, L.P., a processor of payment transactions. At Paymentech, she held management and executive positions in product management and marketing from 1995 to 2000. From 2000 to 2002, she served as Chief Administrative Officer, responsible for human resources, corporate training, employee communications, legal, quality management, and mergers and acquisitions. From 1985 to 1995, Ms. Rogers was with Global Payment Systems (formerly National Data Corporation), a processor of payment transactions, where she held positions in human resources and then served as Director of Strategy Management for Retail Integrated Payment Systems.

     THEO P. VANDERBOOM serves as a director and Chairman of the Audit Committee. From 1996 to 2001, he served as Vice President and Chief Financial Officer of Construction Market Data. From 1982 to 1996, Mr. VanderBoom was with Southam Business Communications, Inc., where he served as Vice President of several Southam subsidiaries in Canada and the United States. Mr. VanderBoom earned a BS in mathematics and an MBA from York University and is a Certified Management Accountant.

     GUY R. WILCOX has served as our Chief Financial Officer since September 2000. Mr. Wilcox is a Certified Public Accountant. From 1997 until 2000, he was Chief Financial Officer of a $500 million Atlanta based hedge fund. Prior to establishing his own practice in 1990, he held CPA positions with Jones & Kolb and BDO Seidman, LLP. Mr. Wilcox has a BS and an MTX from Georgia State University.

     AROL  WOLFORD  has  served  as  President  since  February  2002,  as Chief
Executive Officer since July 2002, and as a director since October 2001. In 1980, he established Construction Market Data (CMD) in Atlanta, Georgia, and served as President until December 2001. CMD is a provider of quality project news, building product information, and cost data for the international construction industry. In May 2000, CMD was acquired for $299.5 million by Cahners Business Information, a part of the London and Amsterdam-based Reed Elsevier.

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

     The Audit  Committee  consists  of John W.  McRoberts  (Director),  Theo P.
VanderBoom (Director), and Laura Rogers (Director). Prior to Ms. Rogers' appointment on September 26, 2002, Arol Wolford served on the Audit Committee. The Audit Committee recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements and approves any special assignments given to such accountants. The Audit Committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of our internal accounting staff.

     The Human Resources Committee includes Barry E. Flink (outside advisor), LaWanda S. Moore (employee), and Sharon W. Penn (outside advisor). The Human Resources Committee was created to guide the organization in effective employee recruitment, motivation, and retention practices while maintaining a legally compliant working environment.

     The Marketing Committee consists of Charles A. McRoberts, Frederick P. Lutz (outside advisor), James Pollack (outside advisor) and Chris Coleman (outside advisor). Focusing on strategic market plans for the individual business units, the Marketing Committee helps insure that ROI continues to maintain and expand our overall corporate branding/image and market share.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during fiscal 2002, all Reporting Persons complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation earned by certain executive officers serving at the end of fiscal 2002. None of our other executive officers who served in fiscal 2002 earned $100,000 in aggregate compensation for that year.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                 FISCAL                              ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR     SALARY     BONUS (1)     COMPENSATION
---------------------------       ----     ------     ---------     ------------
--------------------------------------------------------------------------------
Charles Pecchio, Jr.              2002     $ 87,083    $ 382,606          -
Chairman of the Board (2)         2001     $ 85,000    $ 113,997          -
                                  2000     $ 80,000    $  94,376          -
--------------------------------------------------------------------------------
Arol Wolford                      2002     $ 15,000    $  15,000          -
President and CEO (3)
--------------------------------------------------------------------------------

----------------
     (1)  Includes sales commissions

     (2) Mr. Pecchio served as President through January 2002 and as CEO through 2002. He is currently Chairman of the Board.

     (3) Mr. Wolford has served as President since February 2002 and as CEO since July 2002.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     Under the Employment Agreement between the Company and Charles Pecchio, Jr., effective February 1, 2002, and amended as of July 1, 2002, the Company has agreed to pay Mr. Pecchio an annual base salary of $90,000 and a performance bonus as determined by the Company's Compensation Committee and ratified by the Board of Directors. Mr. Pecchio will also be paid an annual bonus draw of $90,000 against the performance bonus. Any bonus draw in excess of the total amount of the actual performance bonus earned by Mr. Pecchio for each fiscal period shall not be recoverable by the Company. The agreement requires a minimum performance of 20 hours per week. If Mr. Pecchio's employment under the Employment Agreement is terminated by the Company other than for cause, or if a change of control occurs, or if Mr. Pecchio terminates his employment for good reason, Mr. Pecchio shall be paid by the Company a $360,000 termination payment over a period of two years. If Mr. Pecchio's employment is terminated for any reason, Mr. Pecchio has agreed that, for one year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his Employment Agreement or assist any business in attempting to do so or provide services to any business located in Florida, Georgia, Illinois or New York which is engaged in or conducts a business selling products or performing services substantially the same as the products sold or services performed by the Company.

     Under the Employment Agreement between the Company and Arol Wolford effective February 1, 2002, and amended as of July 1, 2002, the Company has agreed to pay Mr. Wolford an annual base salary of $90,000 and a performance bonus as determined by the Company's Compensation Committee and ratified by the Board of Directors. Mr. Wolford will also be paid an annual bonus draw of $90,000 against the performance bonus. Any bonus draw in excess of the total amount of the actual performance bonus earned by Mr. Wolford for each fiscal period shall not be recoverable by the Company. The agreement requires a minimum performance of 20 hours per week. If Mr. Wolford's employment under the Employment Agreement is terminated by the Company other than for cause, or if a change of control occurs, or if Mr. Wolford terminates his employment for good reason, Mr. Wolford shall be paid by the Company a $360,000 termination payment over a period of two years. If Mr. Wolford's employment is terminated for any reason, Mr. Wolford has agreed that, for one year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his Employment Agreement or assist any business in attempting to do so or provide services to any business located in Florida, Georgia, Illinois or New York which is engaged in or conducts a business selling products or performing services substantially the same as the products sold or services performed by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 26, 2002 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and (iv) all current directors and officers as a group. Unless otherwise indicated the address for each person listed in the address of the Company.

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

                                                         COMMON STOCK
NAME OF BENEFICIAL OWNER/RELATIONSHIP TO COMPANY         NO. OF SHARES   PERCENT OF CLASS
------------------------------------------------         -------------   ----------------
Charles A. McRoberts/Director.........................   2,479,842 (1)         21.9%
John W. McRoberts/Director............................   1,561,715 (2)         11.3%
Charles Pecchio, Jr./Chairman of the Board............   1,979,206 (3)         17.5%
Laura Rogers/Director.................................         -                 *
Theo P. VanderBoom/Director...........................         -                 *
Guy R. Wilcox/CFO.....................................      30,000 (4)           *
Arol Wolford/President, CEO, Director.................     225,975              2.0%
All current executive officers and
  directors as a group (7 persons)....................   6,276,738             54.3%

-------------------
     *    Represents less than 1%.

     (1) Includes 6,000 shares of common stock held by his spouse, 16,200 shares of common stock held by his minor children, and 1,553,485 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.

     (2) Includes 60,000 shares of common stock held by his spouse, 8,000 shares of common stock held by his minor children, and 941,412 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.
     (3) Includes 11,331 shares of common stock held by his spouse, 600 shares of common stock held as custodian for minors, and 1,271,033 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.
     (4) Includes options to purchase up to 20,000 shares of common stock exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 20, 2002, four members of the board of directors purchased an aggregate of 300,000 shares of common stock at $2.00 per share in a private placement directly from the Company. The price paid for the common stock by the directors reflected fair market value for the Company's common stock as of the purchase date. The following directors purchased the number of shares as indicated below:

NAME                                          SHARES
----                                          ------
Charles A. McRoberts................          25,000
John W. McRoberts...................          50,000
Charles Pecchio, Jr. ...............          25,000
Arol Wolford........................         200,000

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETURN ON INVESTMENT CORPORATION
Date: September 30, 2002
                                       By: /s/ Arol Wolford
                                           -------------------------------
                                           Arol Wolford
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               TITLE                                  DATE
----                               -----                                  ----
/s/ Arol Wolford                   President, Chief Executive Officer     September 30, 2002
------------------------------     and Director (Principal Executive
Arol Wolford                       Officer)


/s/ Guy R. Wilcox                  Chief Financial Officer (Principal     September 30, 2002
------------------------------     Financial and Accounting Officer)
Guy R. Wilcox

/s/ Charles Pecchio, Jr.           Chairman of the Board                  September 30, 2002
------------------------------
Charles Pecchio, Jr.

/s/ Charles A. McRoberts           Director                               September 30, 2002
------------------------------
Charles A. McRoberts

/s/ John W. McRoberts              Director                               September 30, 2002
------------------------------
John W. McRoberts

/s/ Theo P. VanderBoom             Director                               September 30, 2002
------------------------------
Theo P. VanderBoom

                                 CERTIFICATIONS

I, Arol Wolford, certify that:

1. I have reviewed this annual report on Form 10-KSB of Return On Investment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                                       By: /s/ Arol Wolford
                                           ------------------------
                                           Arol Wolford
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


I, Guy R. Wilcox, certify that:

1. I have reviewed this annual report on Form 10-KSB of Return On Investment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                                       By: /s/ Guy R. Wilcox
                                           ------------------------
                                           Guy R. Wilcox
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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

2.2 Agreement and Plan of Merger and Exchange of Stock, dated as of January 31, 2001, by and among Return on Investment Corporation, GO Acquisition Corporation, GO, Inc., Wilton M. Rooks and Elizabeth P. Murdoch (incorporated by reference to exhibit 2.2 to Return On Investment Corporation's Annual Report on Form 10-KSB, filed October 2, 2001).

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

3.1 Certificate of Incorporation of Return On Investment Corporation, a Delaware Corporation (incorporated by reference to exhibit 3.1 to Return On Investment Corporation's Annual Report on Form 10-KSB, filed October 2, 2001).

3.1A Amendment to the Certificate of Incorporation of Net/Tech International, Inc., a Delaware Corporation (incorporated by reference to exhibit 99.1 to Return On Investment Corporation's Report on Form 8-K, filed September 5, 2000).

3.2 By-laws, as amended October 29, 2001, of Return On Investment Corporation, a Delaware Corporation (incorporated by reference to exhibit 3.1 to Return On Investment Corporation's Report on Form 10-QSB, filed February 14, 2002).

10.1* Employment Agreement, dated as of February 1, 2002, by and between Return On Investment Corporation and Charles Pecchio, Jr. (filed herewith).

10.1A* Amendment to Employment Agreement, dated as of July 1, 2002, by and between Return On Investment Corporation and Charles Pecchio, Jr. (filed herewith).

10.2* Termination Agreement, dated as of August 10, 2000, by and between Net/Tech International, Inc. and Glenn E. Cohen (incorporated by reference to Schedule A to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed September 5, 2000).

10.3 ROI Corporation Common Stock Long Term Incentive Plan (incorporated by reference to exhibit 10.3 to Return On Investment Corporation's Annual Report on Form 10-KSB, filed October 2, 2001).

10.4 Promissory Note of Return On Investment Corporation between Return On Investment Corporation and Network Commerce Inc. (incorporated by reference to Schedule B to exhibit 2 to Return On Investment Corporation's Report on Form 8-K, filed May 25, 2001).

10.5* Employment Agreement, dated as of February 1, 2002, by and between Return On Investment Corporation and Arol Wolford (filed herewith).

10.5A* Amendment to Employment Agreement, dated as of July 1, 2002, by and between Return On Investment Corporation and Arol Wolford (filed herewith).

21.1      List of subsidiaries of the Company (filed herewith).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan.