Form 10KSB/A
period 2002-06-30
RETURN ON INVESTMENT CORP
filed 2002-10-11
CIK 866492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

    Title of each class                      Name of each exchange on which
                                                        registered
Common Stock, $.01 par value                   Nasdaq OTC Bulletin Board


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

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 11,199,186 shares as of September 25, 2002.

     Documents Incorporated by Reference: None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

     This Amendment No. 1 to Annual Report on Form 10-KSB is being filed by Return On Investment Corporation for the purpose of correcting certain errors on the facing cover of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, for the purpose of correcting certain inadvertent errors in Part III by amending "Item 11: Security Ownership of Certain Beneficial Owners and Management" to include the equity compensation plan information set forth below and for the purpose of filing a new Exhibit 3.2, Amended By-laws of Return On Investment Corporation. No other changes have been made to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY PLAN COMPENSATION INFORMATION

     The following table sets forth certain information as of June 30, 2002, about shares of Common Stock outstanding and available for issuance under the Company's existing equity compensation plan, the ROI Corporation Common Stock
Long Term Incentive Plan (the "Plan"). Under the Plan, the Company may grant stock options and other awards from time to time to key employees of the Company and its subsidiaries. The Plan was initially approved and adopted by stockholders in 2000.

                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE UNDER
                                                 NUMBER OF SECURITIES                        EQUITY COMPENSATION PLANS
                                                   TO BE ISSUED UPON       WEIGHTED-AVERAGE    (EXCLUDING SECURITIES
                                                     EXERCISE OF        EXERCISE PRICE OF           REFLECTED
PLAN CATEGORY                                     OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    IN THE FIRST COLUMN)
----------------------------------------------  ----------------------  -------------------   ----------------------
Equity compensation plans approved by
   stockholders..............................            324,517               $3.73                    675,483
Equity compensation plans not approved by
stockholders*................................                 --                  --                          --
                                                       ---------             -------                  ----------
Total........................................            324,517               $3.73                    675,483

* Note: The Company does not have any equity compensation plans not approved by stockholders.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETURN ON INVESTMENT CORPORATION

Date: October 11, 2002
                                       By: /s/ Arol Wolford
                                           -------------------------------
                                           Arol Wolford
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                                  DATE
----                                     -----                                  ----

/s/ Arol Wolford                         President, Chief Executive Officer     October 11, 2002
------------------------------           and Director (Principal Executive
Arol Wolford                             Officer)

/s/ Guy R. Wilcox                        Chief Financial Officer (Principal     October 11, 2002
------------------------------           Financial and Accounting Officer)
Guy R. Wilcox

/s/ Charles Pecchio, Jr.                 Chairman of the Board                  October 11, 2002
------------------------------
Charles Pecchio, Jr.

/s/ Charles A. McRoberts                 Director                               October 11, 2002
------------------------------
Charles A. McRoberts

                                         Director                               October 11, 2002
------------------------------
John W. McRoberts

/s/ Theo P. VanderBoom                   Director                               October 11, 2002
------------------------------
Theo P. VanderBoom

                                         Director                               October 11, 2002
------------------------------
Laura Rogers

                                 CERTIFICATIONS

I, Arol Wolford, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Return On Investment Corporation;

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

Date: October 11, 2002

                                       By: /s/ Arol Wolford
                                           ------------------------
                                           Arol Wolford
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


I, Guy R. Wilcox, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Return On Investment Corporation;

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

Date: October 11, 2002

                                       By: /s/ Guy R. Wilcox
                                           ------------------------
                                           Guy R. Wilcox
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION

3.2 Amended By-laws of Return On Investment Corporation, a Delaware Corporation (filed herewith).