Form 10QSB
period 2002-09-30
RETURN ON INVESTMENT CORP
filed 2002-11-14
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]

The registrant had 11,199,186 shares of common stock outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format:

                             Yes [ ]     No [X]

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets as of
               September 30, 2002 (unaudited) and June 30, 2002

               Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2002 and 2001

               Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2002 and 2001

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis or Plan of Operations

     Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1.   Litigation

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I. - FINANCIAL INFORMATION

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2002; the consolidated statements of operations for the three months ended September 30, 2002 and September 30, 2001; and the consolidated statements of cash flows for the three months ended September 30, 2002 and September 30, 2001 have been prepared without audit. The consolidated balance sheet as of June 30, 2002 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filed on September 30, 2002.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  Sept 30,           June 30,
                                                    2002               2002
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $    362,983       $    815,155
  Accounts Receivable, Net                           860,918            793,659
  Other                                              182,447            127,036
                                                ------------       ------------
Total Current Assets                               1,406,348          1,735,850

Property and Equipment, Net                          557,158            692,639
Goodwill and Other Intangibles, Net                2,184,346          2,346,392
                                                ------------       ------------
                                                $  4,147,852       $  4,774,881
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              $    296,958       $    392,857
  Accrued Expenses                                   402,146            326,257
  Deferred Revenue                                   880,681            914,226

  Current Portion of
    Long-term Debt Other                               2,062             15,874
  Other financing net
      of unamortized discount                        108,334            250,000
                                                ------------       ------------
Total Current Liabilities                          1,690,181          1,899,214
                                                ------------       ------------

SHAREHOLDERS' EQUITY
  Common Stock $.01 Par Value
    100,000,000 Shares Authorized;
    11,095,280 and 11,093,780 Shares
    Issued and Outstanding                           109,300            109,285
  Additional Paid-in Capital                      10,706,956         10,706,926
  Accumulated Deficit                             (8,358,585)        (7,940,544)
                                                ------------       ------------

Total Shareholders' Equity                         2,457,671          2,875,667
                                                ------------       ------------
                                                $  4,147,852       $  4,774,881
                                                ============       ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                      Three Months Ended
                                                 Sept. 30,          Sept. 30,
                                                    2002               2001

Revenues

  License Fees                                  $  1,399,360       $  1,499,799
  Support and Update Services                        374,330            283,847
  Consulting Fees                                    328,669            362,616
                                                ------------       ------------
Total Revenues                                     2,102,359          2,146,242
                                                ------------       ------------

Expenses
  General & Administrative                         1,368,766          2,118,797
  Sales and Marketing                                450,012            571,587
  Research & Development                             313,079            302,273

  Depreciation and Amortization                      306,196            365,802
  Net Interest (Income)                               82,347             (2,789)
                                                ------------       ------------
Total Operating Expenses                           2,520,400          3,355,670
                                                ------------       ------------
Net Loss                                        $   (418,041)      $ (1,209,428)
                                                ------------       ------------

Redemption of redeemable Common
Stock                                                     --           (110,000)
                                                ------------       ------------

Net Loss applicable to Common
Shareholders                                    $   (418,041)      $ (1,319,428)
                                                ============       ============

Basic and Diluted Loss
  per Common Share                              $       (.04)      $       (.12)
                                                ============       ============

Basic and Diluted Weighted -
Average Common Shares
  Outstanding                                     11,095,280         10,689,295
                                                ============       ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                      Three Months Ended
                                                 Sept. 30,          Sept. 30,
                                                    2002               2001

Operating Activities
  Net Loss                                      $   (418,041)      $ (1,209,428)
  Adjustments to Reconcile Net
   Loss to Net Cash (Used in)
   Provided by Operating
   Activities:
       Interest accretion on
       warrants                                       83,333                 --
     Depreciation and
     Amortization                                    306,196            365,802
  Changes in Operating
   Assets and Liabilities                           (317,036)            70,544
                                                ------------       ------------

Net Cash Used in
Operating Activities                                (345,548)          (773,082)
                                                ------------       ------------
Net cash used in
  Investing Activities                                (8,669)           (30,195)
                                                ------------       ------------
Net Cash (Used in) Provided by,
  Financing Activities                               (97,955)           300,000
                                                ------------       ------------

Net Increase (Decrease) in Cash                     (452,172)          (503,277)
Cash equivalents, Beginning of Period
                                                     815,155          1,244,031
                                                ------------       ------------
Cash and Cash equivalents, End of Period
                                                $    362,983       $    740,754
                                                ============       ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies

The Company

Return On Investment Corporation and subsidiaries d/b/a ROI Corporation ("ROI" or the "Company") markets (i) payment processing software for a wide variety of computer systems to facilitate the processing of credit, debit, stored value, gift, loyalty, and check transactions, (ii) data processing and software consulting services, and (iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

In conjunction with the reverse merger on August 10, 2000, a total of 3,765,930 shares of common stock were placed in escrow in the names of two officers of the Company and one director. Those shares represent the balance of shares issued by NTTI for these individuals' prior proportionate interest in ROI. The shares, since issued, have been fully voting and subject to all the rights and privileges afforded to all shareholders. These shares will be released from escrow once each year at the rate of one share for each $2.40 in the Company's net profit before taxes for each fiscal year over a six year period or in full upon acquisition of the Company. There is no requirement for the officers to remain employees of the Company in order to receive their escrowed shares.

Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   inter-company  accounts  and
transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sales proceeds is deemed probable and there exists persuasive evidence that an agreement exists.

During both of the quarters ended September 30, 2002 and 2001, a majority of revenues were derived from the shipment of software (license fees). License fees are recognized as revenue once the underlying software is accepted by the customer. This is the time at which the Company believes that revenue recognition as described above, has occurred.

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

As a result of the net losses incurred in the periods ended September 30, 2002 and 2001, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                    2002               2001
                                                ------------       ------------

Stock Options                                        376,017            325,567
Warrants                                           1,856,664            856,664
                                                ------------       ------------
                                                   2,232,681          1,182,231
                                                ============       ============

Reclassifications

Certain prior year amounts have been reclassified to conform to certain prior year presentation.

Note 2.   Business Combinations

On February 9, 2001 and February 15, 2001 the company acquired 100% of the outstanding stock of Net400, Inc. ("Net400") and S.A.F.E. Systems, Inc. ("S.A.F.E."), respectively. Net400 provided software that facilitates e-mail and e-commerce communications and business transactions. As consideration, the Company issued 100,000 shares of common stock valued at approximately $204,000. S.A.F.E. provided a host-based, magnetic stripe stored value card system and marketed credit card processing and other transaction based products and services to merchants. As consideration, the Company issued 300,000 shares of common stock valued at approximately $612,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their acquisition dates have been included within the consolidated financial statements. In conjunction with the above acquisitions, a total of 300,000 shares were contingently issuable based on the achievement of certain earn out provisions in future periods. In accordance with these provisions, a total of 42,806 shares were earned by a former shareholder of Net400 during fiscal 2002. In accordance with APB 16, these shares were determined to be compensation for services and as such, the fair value of the common stock received was expensed. At June 30, 2002, the former shareholders of S.A.F.E. Systems had not achieved any of their earn out provisions and, as such, all 100,000 escrowed shares were forfeited and will be repurchased by the Company at the par value of $0.01 per share.

On May 14, 2001, the company acquired 100% of the outstanding stock of GO Software, Inc. ("GO") from Network Commerce, Inc. GO was recognized as a leader in Windows based payment processing solutions and had recently introduced its new Java engine, RiTA, which was designed to work on virtually any platform including Windows, Unix, Linux, OS400, and Sun Solaris. This acquisition was accounted for in accordance with the purchase method of accounting and therefore since the acquisition date the results of GO's operations have been included within the consolidated financial statements. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of the Company's common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, the Company did repurchase the requisite number of shares on September 17, 2001. As such, the difference of $110,000 between the recorded balance and the redemption value of these shares was reflected in the determination of net loss attributable to common shareholders during the first quarter ended September 30, 2001.

Due to certain put provisions, the common stock issued in conjunction with the GO acquisition had been classified outside of equity as redeemable common stock. Network Commerce sold these shares on the open market during the quarter ended March 31, 2002. This resulted in the elimination of the redeemable shares presentation within the financial statements. The carrying amount has been recharacterized as Common Stock and Additional Paid in Capital.

Note 3.   Legal Proceedings

The Company filed an action against UniComp, Inc. ("UniComp"), on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note and seeking attorneys' fees. The Complaint alleges that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under a Promissory Note duly executed by UniComp. UniComp filed an answer and counterclaims on or about August 14, 2002 denying liability. Defendant's counterclaims allege misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships, and seeks punitive damages.

Because of the early stage of the litigation and the fact that discovery has not been completed, it is premature to predict whether an unfavorable outcome in the action is either probable or remote or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of this filing the company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

Note 4.   Subsequent Event

The Company has been notified that effective October 31, 2002, all six employees of its Campana Data, Inc. (S.A.F.E. Systems, Inc.) subsidiary had resigned their employment. Additionally, the Company was also notified that the primary consulting contract to which Campana was a party had been terminated by the customer as of October 31, 2002. The Board of Directors is evaluating the circumstances of the resignation of such employees and the termination of the contract and is evaluating the Company's options. In connection with these events, the Company believes it unlikely that the Campana Data subsidiary will represent any additional revenue to the Company in the future. The Company may incur additional costs in connection with resolving these events and/or in winding down this subsidiary.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995:

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to either changes in technology or customer preferences, or to changes in our pricing or that of our competitors and our ability to manage growth. All of the above factors constitute significant risks to our company. As a result, our actual results may vary materially from our expectations. For more information about these and other risks relevant to our company, see the section entitled "Risk Factors" in our Registration Statement on Form SB-2 (Regis. No. 333-72308) filed with the Securities and Exchange Commission (the "SEC") on October 26, 2001, as amended.

General

Return On Investment Corporation and its subsidiaries d/b/a ROI Corporation ("ROI" or the "Company") markets (i) payment processing software for a wide variety of computer systems to facilitate the processing of credit, debit, stored value, gift, loyalty, and check transactions, (ii) data processing and software consulting services, and (iii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

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

Recent Development

The Company has been notified that effective October 31, 2002, all six employees of its Campana Data, Inc. (S.A.F.E. Systems, Inc.) subsidiary had resigned their employment. Additionally, the Company was also notified that the primary consulting contract to which Campana was a party had been terminated by the customer as of October 31, 2002. The Board of Directors is evaluating the circumstances of the resignation of such employees and the termination of the contract and is evaluating the Company's options. In connection with these events, the Company believes it unlikely that the Campana Data subsidiary will represent any additional revenue to the Company in the future. The Company may incur additional costs in connection with resolving these events and/or in winding down this subsidiary.

Results of Operations

For the three months ended September 30, 2002 our net loss was $418,041 on $2,102,359 in revenues compared to a net loss of $1,209,428 on $2,146,242 in revenues for the three months ended September 30, 2001.

Decreased losses during the first quarter of fiscal 2003 as compared to the comparable quarter of 2002 were the result of cost containment measures implemented at the end of fiscal year 2002. In addition, substantial write downs of intangible assets in the third quarter of the prior year resulted in reduced amortization and curtailment of certain aspects of the business deemed to be outside the focus of our core competencies reduced expenditures in certain areas where it was determined that additional investment would not yield returns consistent with our strategic plan to expand our share of the market for electronic transaction solutions.

The decrease in license fee revenue of $100,439 for the three months ended September 30, 2002 over the same quarter of the prior year was primarily the result of the general slowdown in the market.

Strong demand for the Company's payment processing software remains in place and the deployment of new releases of PCCharge and RiTA products is expected to accelerate sales in the coming quarters. The Company's pricing structure remained substantially the same during the first quarter of fiscal 2003 as compared to 2002.

The increase in support and update services of $90,489 for the three months ended September 30, 2002, as compared to the same quarter in 2001, was due to continued sales of licenses to new customers who subsequently purchased support and update services and retention of our existing customers. As a part of our business model, we offer various forms of support to our customers, whether on-site, by telephone, or e-mail inquiry, to assist in the implementation and operation of our software.

Consulting fee revenue decreased by $33,947 for the three months ended September 30, 2002 compared to the same period last year due to the decline in sales of Campana Data, Inc., for consulting services formerly included in the revenue of S.A.F.E. Systems, Inc. As discussed above under the caption "Recent Development," we anticipate no future consulting fee revenue to be contributed by the Company's Campana Data subsidiary. We had originally planned to expand our service capability in the area of host based loyalty and transaction processing within this subsidiary but have determined that it is in the best interest of the Company to focus on its electronic transactions solutions.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, and finance personnel. Also included in this amount is the cost of operating customer call centers. These expenses decreased by $750,031 for the three months ended September 30, 2002 as compared to the same quarter in 2001. As a result of certain aspects of the merger activity of the prior year, we have achieved some synergies in the administration costs of the business. We have also eliminated some of the office space we originally leased in our effort to ramp up infrastructure in accordance with the strategic plans in place last year. Business conditions and general economic slowdown required us to reassess the level of our expenditures in several areas and to eliminate costs not consistent with the expansion of our core competency in electronic transaction processing solutions. As a result, costs of facilities decreased $24,000, strategic consulting fees related to advisory and capital development decreased $6,000, professional fees decreased $150,000 primarily due to reduced acquisitive activities and SEC reporting requirements related to such activities, and, there were approximately $570,000 of reductions from decreased staffing for administrative functions and renegotiated executive contracts. Depreciation and amortization decreased by $59,606 over the same period primarily as a result of the write downs of certain intangible and fixed assets determined to be impaired in the third quarter of the prior fiscal year.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $121,575 during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. We have made the strategic decision to exert significant efforts to grow domestic sales through continued development of indirect channels and alliance partners. However, we also sell our products through our direct sales force, which we will continue to develop. Sales and marketing expenses in the three months ended September 30, 2002 decreased primarily due to cost containment, reductions in staff, significant outsourcing of sales through external channels and, to a lesser degree, from the reduced sales commissions resulting from the general economic slowdown. It is our plan to increase expenditures for sales and marketing as the general business environment improves.

Research and Development

Research and development expenses increased by $10,806 for the quarter ended September 30, 2002 compared to the same prior year period. Despite the negative aspects of the business cycle, the Company is committed to maintaining and improving our products. We expect these costs to continue to constitute a similar percentage of revenues in fiscal 2003 as we anticipate an increase in research and development costs with the majority of our focus on the enhancement and evolution of our RiTA product line and the updating and expansion of capabilities of PCCharge. It is expected that approximately 50% of research and development resources during fiscal 2003 will be spent on RiTA enhancement and 50% for PCCharge enhancement.

Interest Expense

During the quarter ended September 30, 2002, interest expense was $82,347 as compared to interest income of $2,789 for the quarter ended September 30, 2001. This increase in interest expense is due primarily to the company recording the accretion of interest on warrants of $83,333 issued in connection the debt financing discussed further below. In regard to this debt financing, the other party received vested and exercisable options to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. These options are antidilutive because of certain default provisions. As a result, during the year ended June 30, 2002 $1,000,000 was recorded as paid in capital as representative of the value of the options sold. There are a number of repayment provisions and default remedies in favor of the other party. The Company accounted for this transaction as a debt financing with stock warrants (i.e. the "options"). Debt forgiveness provisions would apply in future years if milestones are met. The Company recorded additional paid in capital for $1,000,000 and, in accordance with APB 14, recorded a debt discount for the value of the warrants (limited to proceeds of $1,000,000 in accordance with EITF 00-27). In periods beyond September 17, 2001, the debt discount will be ratably charged to income over the three-year life of the agreement. This amounts to $83,333 per quarter throughout the balance of the contract. Once the risk of default for each portion of the agreement has passed (i.e. when the milestones are met on or before the September 17th deadlines), that portion of the debt will be forgiven and recorded as income in the statement of operations. For the quarter ended September 30, 2002, such amount totaled approximately $127,000.

Liquidity and Capital Resources

For the quarter of ended September 30, 2002, cash used for operations of $345,548 was primarily the result of our net loss of $418,041, increases in accounts receivable of $67,259, increases in prepaid expenses of $55,411, decreases in accounts payable of $95,899, offset by non-cash charges $389,529 for depreciation and amortization. The increase in accounts receivable was the result of greater sales in the latter portion of the period ended September 30, 2002. The decreases in accounts payable were the result of the satisfaction of significant payables which existed at June 30, 2002.

For the three months ended September 30, 2001 cash used in operations was primarily the result of our net loss of $1,209,428 offset by decreases in accounts receivable of $260,295 and non-cash charges of $365,802 for depreciation and amortization. Decreases in accounts receivable were caused primarily by decreased revenues during the latter part of the quarter.

Cash used in financing activities for the three months ended September 30, 2002 was primarily the result of the Company's required payment of $98,000 to maintain compliance with the debt financing agreement discussed below.

Cash provided by financing activities during the three months ended September 30, 2001 was the result of an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing (the "Debt Financing"). In accordance with the agreement, ROI was required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include, among other things, the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for the default, or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. We used $454,118 from this advance to pay off the balance of the $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock that was issued in connection with that acquisition were returned to us. $545,882 of the advance was retained by our Company as working capital. The Company also retired the balance of a $200,000 note payable during the three months ended September 30, 2001.

Cash used in investing activities was primarily the result of cash paid for property and equipment purchases of $8,669 and $30,195 for the three months ended September 30, 2002 and 2001 respectively.

On February 9, 2001 and February 15, 2001 we acquired 100% of the outstanding stock of Net400 and S.A.F.E., respectively. As consideration for Net400, we issued 100,000 shares of common stock valued at approximately $204,000. As consideration for S.A.F.E., we issued 300,000 shares of common stock valued at approximately $612,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their acquisition dates have been included within the consolidated financial statements. n conjunction with the above acquisitions, a total of 300,000 shares were contingently issuable based on the achievement of certain earn out provisions in future periods. In accordance with these provisions, a total of 42,806 shares were earned by a former shareholder of Net400 during fiscal 2002. In accordance with APB 16, these shares were determined to be compensation for services and as such, the fair value of the common stock received was expensed during the fourth quarter of fiscal 2002. At June 30, 2002, the former shareholders of S.A.F.E. Systems had not achieved any of their earn out provisions and, as such, all 100,000 escrowed shares were forfeited and will be repurchased by the Company at the par value of $0.01 per share.

On May 14, 2001, we acquired 100% of the outstanding stock of GO Software from Network Commerce. This acquisition was accounted for in accordance with the purchase method of accounting and therefore since the acquisition date the results of GO's operations have been included within the consolidated financial statements. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of our common stock, valued at approximately $2,340,000. The merger agreement stipulated that if these shares were not registered with the SEC and in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, we repurchased the requisite number of shares by September 17, 2001. As such, the difference of $110,000 between the recorded balance and the redemption value of these shares was reflected in the determination of net loss attributable to common stockholders during the quarter ended September 30, 2001. Network Commerce sold all the remaining shares that it held on the open market during the quarter ended March 31, 2002.

On September 17, 2001, we received an advance payment from an unrelated party in the amount of $1,000,000 to be applied to license fees and referral fees earned by us over a three-year period. Under the agreement, we have escrowed certain software that is subject to release to the other party upon default by us. Other remedies for default include the other party's right to terminate the agreement, to require satisfaction of the payment milestone which was the basis for default, to demand repayment of unpaid portions of the advance or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. For the first one-year period of measurement ended September 17, 2002, the Company was required to sell products to the other party and earn referral fees totaling $225,000 to satisfy the contractual stipulations of the advance. The Company achieved sales and referral fees of approximately $126,600 and paid $98,600 in cash to the other party to satisfy the difference. The amount of sales and referral fees required for the next one-year measurement period ending September 17, 2003, is $375,000.

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

In order to meet our strategic objectives, we may require certain reductions of planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to certain assets (i.e. accounts receivable and property). In addition we have increased collection efforts to ameliorate a slower than desired days in accounts receivable which approximated 47 days during the three months ended September 30, 2002. Certain board members have formally committed to infuse the company with up to $500,000 on an as needed basis for working capital purposes through September 2003. We are also considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business in conjunction with the commitment by board members will be adequate in 2003. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless additional capital sources can be identified.

In April 2000, the Company entered into a note receivable agreement with an unrelated party, originally due in October 2001, in the amount of $500,000. The note bears interest at 10% per annum and is secured by substantially all of the assets of the other party. The Company has subsequently determined that the loan has become impaired and as such recorded a reserve against the balance in the full amount of $500,000 at June 30, 2002. The Company has filed action against the other party alleging breach of promissory note and is seeking attorney's fees. In response, the other party has filed a counterclaim against the Company alleging various improprieties. It is too early to predict the outcome of these actions.

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

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of October 14, 2002.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. The Company has taken no actions with respect to its internal controls.

PART II. - OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company filed an action against UniComp, Inc. ("UniComp"), on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note and seeking attorneys' fees. The Complaint alleges that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under a Promissory Note duly executed by UniComp. UniComp filed an answer and counterclaims on or about August 14, 2002 denying liability. Defendant's counterclaims allege misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships, and seeks punitive damages.

Because of the early stage of the litigation and the fact that discovery has not been completed, it is premature to predict whether an unfavorable outcome in the action is either probable or remote or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of this filing the company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

ITEM 6.   Exhibits and reports on form 8-K

     (a)  EXHIBITS:

     Exhibit No.    Description
     -----------    -----------

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (b)  REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

                                        Return On Investment Corporation
                                                  (Registrant)


                                        By: /s/ Arol Wolford
                                        ------------------------------------
                                            Arol Wolford
                                            President and Chief
                                            Executive Officer


                                        By: /s/ Guy Wilcox
                                        ------------------------------------
                                            Guy Wilcox
                                            Chief Financial Officer

                                 CERTIFICATIONS

I, Arol Wolford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Return On Investment Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                        By: /s/ Arol Wolford
                                        ------------------------------------
                                            Arol Wolford
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

I, Guy R. Wilcox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Return On Investment Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                        By: /s/ Guy R. Wilcox
                                        ------------------------------------
                                            Guy R. Wilcox
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)