Form 10QSB
period 2002-12-31
RETURN ON INVESTMENT CORP
filed 2003-02-14
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

                                 Yes [X] No [ ]

The registrant had 11,200,686 shares of common stock outstanding as of December 31, 2002.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2002 (unaudited) and June 30, 2002

             Consolidated Statements of Operations (unaudited) for the three months and the six months ended December 31, 2002 and 2001

             Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2002 and 2001

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis or Plan of Operations

     Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1. Litigation

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS


                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2002; the consolidated statements of operations for the three months and the six months ended December 31, 2002 and December 31, 2001; and the consolidated statements of cash flows for the six months ended December 31, 2002 and December 31, 2001 have been prepared without audit. The consolidated balance sheet as of June 30, 2002 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filed on September 30, 2002.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                     RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  Dec. 31,           June 30,
                                                    2002               2002
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $    249,507       $    815,155
  Accounts Receivable, Net                           859,357            793,659
  Other                                              145,326            127,036
                                                ------------       ------------
Total Current Assets                               1,254,190          1,735,850

Property and Equipment, Net                          452,129            692,639
Goodwill and Other Intangibles, Net                1,953,098          2,346,392
                                                ------------       ------------
                                                $  3,659,417       $  4,774,881
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              $    229,975       $    392,857
  Accrued Expenses                                   365,997            326,257
  Deferred Revenue                                 1,098,752            914,226

  Current Portion of
    Long-term Debt Other                                  --             15,874
  Other financing net
     of unamortized discount                         191,668            250,000
                                                ------------       ------------
Total Current Liabilities                          1,886,392          1,899,214
                                                ------------       ------------

SHAREHOLDERS' EQUITY
  Common Stock $.01 Par Value
    100,000,000 Shares Authorized;
    11,200,686 and 11,093,780 Shares
    Issued and Outstanding                           112,007            109,285
  Additional Paid-in Capital                      10,704,204         10,706,926
  Accumulated Deficit                             (9,043,186)        (7,940,544)
                                                ------------       ------------

Total Shareholders' Equity                         1,773,025          2,875,667
                                                ------------       ------------
                                                $  3,659,417       $  4,774,881
                                                ============       ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                   Three Months Ended                 Six Months Ended
                                                Dec. 31,         Dec. 31,         Dec. 31,         Dec. 31,
                                                  2002             2001             2002             2001
Revenues
  License Fees                                $  1,056,585     $  1,627,703     $  2,370,770     $  2,940,314
  Support and Update Services                      440,206          407,592          899,711          768,303
  Consulting Fees                                  279,332          426,289          608,001          899,209
                                              ------------     ------------     ------------     ------------
Total Revenues                                   1,776,123        2,461,584        3,878,482        4,607,826
                                              ------------     ------------     ------------     ------------

Expenses
  General & Administrative                       1,119,630        1,720,794        2,488,396        3,839,591
  Sales and Marketing                              575,548          577,822        1,025,560        1,149,409
  Research & Development                           340,255          334,529          653,334          636,802
  Depreciation and Amortization                    343,867          361,151          650,063          726,953
  Net Interest Expense(Income)                      81,424           (2,254)         163,771           (5,043)
                                              ------------     ------------     ------------     ------------
Total Operating Expenses                         2,460,724        2,992,042        4,981,124        6,347,712
                                              ------------     ------------     ------------     ------------
Net Loss                                      $   (684,601)    $   (530,458)    $ (1,102,642)    $ (1,739,886)
                                              ------------     ------------     ------------     ------------
Redemption of redeemable Common Stock                   --               --               --     $    110,000
                                              ------------     ------------     ------------     ------------
Net Loss applicable to Common Shareholders    $   (684,601)    $   (530,458)    $ (1,102,642)    $ (1,849,886)
                                              ============     ============     ============     ============
Basic and Diluted Loss
  per Common Share                            $       (.06)    $       (.05)    $       (.10)    $       (.17)
                                              ============     ============     ============     ============

Basic and Diluted Weighted -
Average Common Shares
   Outstanding                                  11,200,686       10,689,295       11,200,686       10,689,295
                                              ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                       Six Months Ended
                                                   Dec. 31,          Dec. 31,
                                                     2002              2001

Operating Activities
  Net Loss                                       $ (1,102,642)     $ (1,849,886)
  Adjustments to Reconcile Net
   Loss to Net Cash (Used in)
   Provided by Operating
   Activities:
     Depreciation and
     Amortization                                     650,063           726,953
  Changes in Operating
   Assets and Liabilities                             (22,604)           83,270
                                                 ------------      ------------
Net Cash used in
Operating Activities                                 (475,183)       (1,039,663)
                                                 ------------      ------------
Net cash used in
  Investing Activities                                (16,259)          (90,480)
                                                 ------------      ------------
Net Cash (used in) provided by,
  Financing Activities                                (74,206)          300,000
                                                 ------------      ------------

Net Decrease in Cash                                 (565,648)         (830,143)
Cash, Beginning of Period                             815,155         1,244,031
                                                 ------------      ------------
Cash, End of Period                              $    249,507      $    413,888
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

In conjunction with a reverse merger on August 10, 2000, with Net/Tech International, Inc. ("NTTI"), a total of 3,765,930 shares of common stock were placed in escrow in the names of two officers of the Company and one director. Those shares represent the balance of shares issued by NTTI for these individuals' prior proportionate interest in ROI. The shares, since issued, have been fully voting and subject to all the rights and privileges afforded to all shareholders. These shares will be released from escrow once each year at the rate of one share for each $2.40 in the Company's net profit before taxes for each fiscal year over a six year period or in full upon acquisition of the Company. There is no requirement for the officers to remain employees of the Company in order to receive their escrowed shares.

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

During both fiscal 2003 and 2002, a majority of revenues were derived from the sale of software (license fees). License fees are recognized as revenue once the underlying software is accepted by the customer. This is the time at which the Company believes that revenue recognition as described above, has occurred.

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

As a result of the net losses incurred in the periods ended December 31, 2002 and 2001, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                   2002              2001
                                                ----------        ----------
  Stock Options                                    637,442           325,567
  Warrants                                       1,856,664           856,664
                                                ----------        ----------
                                                 2,494,106         1,182,231
                                                ==========        ==========

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS 146 provides than an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of January 1, 2003.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.  Business Combinations

On February 9, 2001 and February 15, 2001 the Company acquired 100% of the outstanding stock of Net400, Inc. ("Net400") and S.A.F.E. Systems, Inc. ("S.A.F.E."), respectively. Net400 provided software that facilitates e-mail and e-commerce communications and business transactions. As consideration, the Company issued 100,000 shares of common stock valued at approximately $204,000. S.A.F.E. provided a host-based, magnetic stripe stored value card system and marketed credit card processing and other transaction based products and services to merchants. As consideration, the Company issued 300,000 shares of common stock valued at approximately $612,000. Both acquisitions were recorded using the purchase method of accounting and, therefore, the results of operations since their acquisition dates have been included within the consolidated financial statements. In conjunction with the above acquisitions, a total of 300,000 shares were contingently issuable based on the achievement of certain earn out provisions in future periods. In accordance with these provisions, a total of 42,806 shares were earned by a former shareholder of Net400 during fiscal 2002. In accordance with APB 16, these shares were determined to be compensation for services and as such, the fair value of the common stock received was expensed. At June 30, 2002, the former shareholders of S.A.F.E. Systems had not achieved their earn-out provisions and, as such, all 100,000 escrowed shares were forfeited and have been repurchased by the Company at the par value of $0.01 per share.

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

On October 31, 2002, the Company closed its Campana Data, Inc. (formerly S.A.F.E. Systems, Inc.) ("Campana") subsidiary after receiving notification that the primary consulting contract to which Campana was a party had been terminated by the customer as of that date. In addition, the Company received the resignation of all six Campana employees. In connection with these events, the Campana subsidiary will not represent any additional revenue to the Company in the future. The majority of revenue generated by Campana was classified as consulting revenue. In the current quarter, the Company has also taken charges for the write down of all remaining assets of Campana, and has also recorded all outstanding liabilities. In this regard, the Company entered into a settlement agreement with the landlord for the Campana office space whereby the Company made a payment of $113,000 in full settlement of the remaining office lease obligation of $394,000. Immediately prior to this, the landlord had already consented to the dissolving of the original lease to allow a third party to enter into a lease directly with the landlord resulting in a release of future lease obligations of $329,000. The Board of Directors continues to evaluate the Company's options around the circumstances surrounding the termination of the contract and the resulting resignation by the six Campana employees. The Company may incur additional costs in connection with resolving these events and/or in winding down this subsidiary.

Results of Operations

For the three months ended December 31, 2002 our net loss was $684,601 on $1,776,123 in revenues compared to a net loss of $530,458 on $2,461,584 in revenues for the three months ended December 31, 2001.

For the six months ended December 31, 2002 our net loss was $1,102,642 on $3,878,482 in revenues compared to a net loss of $1,739,886 on $4,607,826 in revenues for the six months ended December 31, 2001.

The increase in the loss during the three months ended December 31, 2002 as compared to the same period in the prior year was the result of both a decrease in license fee revenue and higher expenses in this quarter associated with the closing of the Campana facility and interest expense related to the Company recording the accretion of interest on warrants issued in connection with a debt financing agreement with an unrelated party, discussed further below under the caption "Interest Expense".

The decrease in the loss during the first six months of fiscal 2003 as compared to the same period in the prior year was the result of cost containment measures implemented at the end of fiscal year 2002 that were in excess of the revenue shortfalls. In addition, the Company consolidated the majority of back office functions and continued to focus on its core competencies. This has led to reduced expenditures in certain areas where it was determined that additional investment would not yield returns consistent with our strategic plan which is to expand our share of the market for electronic transaction solutions.

The decrease in license fee revenue of $571,118 and $569,544 for the three months and six months ended December 31, 2002 over the same periods of the prior year was primarily the result of the general slowdown in the market.

We believe that strong demand for the Company's payment processing software remains in place and that the deployment of new releases of PCCharge and RiTA products is expected to accelerate sales in the coming quarters. The Company's pricing structure remained substantially the same during the first and second quarters of fiscal 2003 as compared to 2002.

The increase in support and update services of $32,614 and $131,408 for the three months and six months ended December 31, 2002, as compared to the same periods of the prior year, was due to continued sales of licenses to new customers who subsequently purchased support and update services and retention of our existing customers. As a part of our business model, we offer various forms of support to our customers, whether on-site, by telephone, or e-mail inquiry, to assist in the implementation and operation of our software.

Consulting fee revenue decreased by $146,957 and $291,208 for the three and six months ended December 31, 2002 compared to the same periods in the prior year due to the decline in sales at Campana, for consulting services and the eventual shutdown of the operation on October 31, 2002. This was partially offset with increases in consulting fees on our payment processing software. As discussed above we anticipate no future consulting fee revenue to be contributed by the Company's Campana subsidiary.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, finance, human resource and information systems personnel. It also includes legal, accounting and other professional service fees and the cost of operating customer call centers. These expenses decreased by $601,164 and $1,351,195 for the three months and six months ended December 31, 2002 as compared to the same periods in the prior year. This decrease is a result of cost containment measures which include headcount reductions, renegotiating executive compensation contracts and through obtaining the synergies relating to previous acquisitions. We have also eliminated, where possible, surplus office space that we originally leased in our effort to ramp up infrastructure in accordance with the strategic plans in place in the prior year. Business conditions and the general economic slowdown required us to reassess the level of our expenditures in several areas and to eliminate costs not consistent with the expansion of our core competency in electronic transaction processing solutions. In addition, as a result of the closing of the Campana Data office, we have achieved further savings in general and administrative expenditures. Depreciation and amortization expense decreased by $17,284 and $76,890 for the three months and six months ended December 31, 2002 as compared to the same periods in the prior year. This decrease was primarily as a result of the write downs of certain intangible and fixed assets determined to be impaired in the third quarter of the prior fiscal year. These decreases were also due to the adoption of SFAS No. 142 on July 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. In fiscal 2003, amortization relates to intangible assets resulting from acquisitions accounted for under the purchase method.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2,274 and $123,849 for the three months and six months ended December 31, 2002 as compared to the same periods in the prior year. We have made the strategic decision to exert significant efforts to grow sales through continued development of indirect channels and alliance partners. However, we also sell our products through our direct sales force, which we will continue to develop. Sales and marketing expenses in the three months ended December 31, 2002 are comparable to the prior year corresponding period as we have endeavored to retain market share by reinforcing our presence to the market. Sales and marketing expenses in the six months ended December 31, 2002 decreased over the prior year corresponding quarter primarily due to a reduction in commissions from lower sales resulting from the general economic slowdown.

Research and Development

Research and development expenses increased by $5,726 and $16,532 for the three months and six months ended December 31, 2002 as compared to the same periods in the prior year. Despite the less than favorable aspects of the current business cycle, the Company is committed to maintaining and improving its products. We expect these costs to continue at similar levels for the remainder of fiscal year as we continue to focus on the enhancement and evolution of our RiTA product line and the updating and expansion of capabilities of PCCharge. It is expected that research and development resources during fiscal 2003 will be evenly spent on both RiTA and PCCharge enhancements.

Interest Expense

Interest expense increased by $83,678 and $168,814 for the three months and six months ended December 31, 2002 as compared to the same periods in the prior year. This increase in interest expense is due primarily to the Company recording the accretion of interest on warrants issued in connection with a debt financing agreement with an unrelated party. This "referral and reseller agreement" was entered into on September 17, 2001 provided that the other party would resell ROI software and ROI would refer merchants to the other party for the receipt of processing services. Upon execution of the agreement, ROI received $1,000,000 as an advance on referral fees and product fees. Under the agreement, the advance is to be repaid in referrals and software sales in stepped increments over a 3-year period from the effective date of the agreement. In accordance with the agreement, ROI was required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include the other party's right to terminate the agreement, to demand, among other things, repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for default, or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. The other party has also received vested and exercisable warrants to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. These warrants are antidilutive because of the default provisions above. As a result, $1,000,000 has been recorded as representative of the value of the warrants sold as paid in capital. There are a number of repayment provisions and default remedies in favor of the other party. The accounting for this transaction is as a debt financing with stock warrants. Debt forgiveness provisions would apply if milestones are met in the future. The Company has recorded additional paid in capital for $1,000,000 and, in accordance with APB 14, recorded a debt discount for the value of the warrants (limited to proceeds of $1,000,000 in accordance with EITF 00-27). In periods beyond September 17, 2001, the debt discount will be ratably charged to income over the three-year life of the agreement. This amounts to an $83,333 non-cash charge per quarter. Once the risk of default for each portion of the agreement has passed (i.e. when the milestones are met on or before the September 17th deadlines), that portion of the debt will be forgiven and recorded as income in the statement of operations. For the three months and six months ended December 31, 2002, such amounts totaled $83,333 and $166,666, respectively.

Liquidity and Capital Resources

For the six months ended December 31, 2002, cash used in operating activities of $475,183 was primarily the result of our net loss of $1,102,642, increases in accounts receivable of $65,698, decreases in accounts payable of $162,882, and offset by decreases in deferred revenue of $184,526 and non-cash charges of $650,063 for depreciation and amortization. The increase in accounts receivable was primarily due to a large sale that occurred close to the end of the calendar year. The Company is making a concerted effort to reduce receivables and has placed a greater focus on collection activity including the dedicating of a resource specifically to this function. The decrease in accounts payable was the result of timing on the receipt of invoices and the payments thereon. In addition, the reduced accounts payable are also a result of the Company entering into settlements with the majority of the Campana Data vendors after the closing of that office. In addition, the continued focus on reducing the expense base has reduced the overall level of accounts payable. The reduction in accounts payables was somewhat offset with a settlement payment to the Campana Data landlord of $113,000 scheduled for the first week of the third quarter of fiscal 2003.

For the six months ending December 31, 2001, cash used in operations was $1,039,663. This was primarily the result of our net loss of $1,849,886 offset by decreases in accounts receivable of $437,405 and non-cash charges $726,953 for depreciation and amortization. Decreases in accounts receivable were caused primarily by decreased revenues during the latter part of the quarter as well as a concerted efforts to decrease our number of days in receivable through more aggressive collections efforts.

Cash used in investing activities for the six months ended December 31, 2002 and 2001 of $16,259 and $90,480, respectively, was primarily the result of cash paid for property and equipment purchases.

Cash used in financing activities for the six months ended December 31, 2002 of $74,206 was primarily the result of the Company's required payments to maintain compliance with the debt financing agreement discussed below and also includes final payments under capital lease obligations.

Cash provided by financing activities for the six months ended December 31, 2001 of $300,000 consisted of a payment of $200,000 to satisfy maturing debt and $500,000 pursuant to the Network Commerce note described further below, offset by $1,000,000 of the advance received by a customer discussed further below.

On September 17, 2001, the Company received an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing (the "Debt Financing"). In accordance with the agreement, ROI was required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include, among other things, the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for the default, or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. The Company used $454,118 from this advance to pay off the balance of the $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock that was issued in connection with that acquisition were returned to the Company. The Company then retained $545,882 of the advance which was used for working capital.

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

We continue to take assertive action to improve cash flow from operations and have taken advantage of the synergy created by the acquisitions in the prior years and combined administrative functions which have resulted in our administrative costs becoming a lesser percentage of revenue. We have restructured our businesses to reduce overhead costs and take advantage of our core competencies. We have focused our marketing expenditures on the branding of our products in an effort to make our advertising more effective and cost efficient. We have streamlined our processes and consolidated corporate and subsidiary departments for accounting, human resources, marketing, sales, and development. We have rededicated ourselves to focusing on our core business of providing payment processing solutions and have reduced or eliminated certain non-core operations. We have no long-term debt at this time and we have built our infrastructure in accordance with our growth plans and should not require material additional funds for these purposes.

In order to meet our strategic objectives, we may need to reduce certain planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to certain assets including accounts receivable and property. In addition we have increased collection efforts to improve accounts receivable which approximated 50 days at December 31, 2002. Certain board members have formally committed to infuse the Company with up to $500,000 on an as needed basis for working capital purposes through December 2003.

We are also considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business in conjunction with the commitment by board members will be adequate through December 2003. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless additional capital sources can be identified.

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

Software Development Costs

Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. No such costs were capitalized during either period.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS 146 provides than an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of January 1, 2003.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of January 14, 2003.

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

Dated: February 14, 2003

                                        Return On Investment Corporation
                                                  (Registrant)

                                        By: /s/ Arol Wolford
                                            ------------------------------------
                                            Arol Wolford
                                            President and Chief
                                            Executive Officer

                                        By: /s/ Sherwin Krug
                                            ------------------------------------
                                            Sherwin Krug
                                            Chief Financial Officer

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

Date: February 14, 2003
                                       By: /s/ Arol Wolford
                                           -------------------------------------
                                           Arol Wolford
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Sherwin Krug, certify that:

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

Date: February 14, 2003
                                       By: /s/ Sherwin Krug
                                           -------------------------------------
                                           Sherwin Krug
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)