Form 10QSB
period 2003-03-31
RETURN ON INVESTMENT CORP
filed 2003-05-09
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]

The registrant had 11,208,494 shares of common stock outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             March 31, 2003 (unaudited) and June 30, 2002

             Consolidated Statements of Operations (unaudited) for the three months and the nine months ended March 31, 2003 and 2002

             Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2003 and 2002

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis or Plan of Operations

     Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS


PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2003; the consolidated statements of operations for the three months and the nine months ended March 31, 2003 and March 31, 2002; and the consolidated statements of cash flows for the nine months ended March 31, 2003 and March 31, 2002 have been prepared without audit. The consolidated balance sheet as of June 30, 2002 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filed on September 30, 2002.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    Mar. 31,         June 30,
                                                      2003             2002
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                       $    542,259     $    815,155
  Accounts Receivable, Net                             685,530          793,659
  Other                                                137,759          127,036
                                                  ------------     ------------
Total Current Assets                                 1,365,548        1,735,850

Property and Equipment, Net                            329,063          692,639
Goodwill, Intangibles and Other, Net                 1,437,278        2,346,392
                                                  ------------     ------------
                                                  $  3,131,889     $  4,774,881
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                $    212,947     $    392,857
  Accrued Expenses                                     387,359          326,257
  Deferred Revenue                                     940,208          914,226

  Current Portion of
    Long-term Debt Other                                    --           15,874
  Other financing net
     of unamortized discount                           275,002          250,000
                                                  ------------     ------------
Total Current Liabilities                            1,815,516        1,899,214
                                                  ------------     ------------

SHAREHOLDERS' EQUITY
  Common Stock $.01 Par Value
    100,000,000 Shares Authorized;
    11,208,494 and 11,093,780 Shares
    Issued and Outstanding                             112,085          109,285
  Additional Paid-in Capital                        11,168,766       10,706,926
  Accumulated Deficit                               (9,964,478)      (7,940,544)
                                                  ------------     ------------

Total Shareholders' Equity                           1,316,373        2,875,667
                                                  ------------     ------------
                                                  $  3,131,889     $  4,774,881
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                Mar. 31,         Mar. 31,         Mar. 31,         Mar. 31,
                                                  2003             2002             2003             2002
                                              ------------     ------------     ------------     ------------
Revenues
  License Fees                                $  1,345,793     $  1,039,734     $  3,716,563     $  4,378,871
  Support and Update Services                      446,070          405,288        1,345,781          969,731
  Consulting Fees                                  121,806          357,374          729,807        1,061,620
                                              ------------     ------------     ------------     ------------
Total Revenues                                   1,913,669        1,802,396        5,792,151        6,410,222
                                              ------------     ------------     ------------     ------------

Expenses
  General & Administrative                       1,308,218        1,454,289        3,796,614        5,886,156
  Sales and Marketing                              462,693          542,642        1,488,253        1,253,687
  Research & Development                           337,503          230,796          990,837          714,605
  Depreciation and Amortization                    643,394          358,124        1,293,457        1,085,077
  Net Interest Expense (Income)                     83,153          167,179          246,924          161,216
  Impairment of Assets                                  --          623,522               --          623,522
                                              ------------     ------------     ------------     ------------
Total Operating Expenses                         2,834,961        3,376,552        7,816,085        9,724,263
                                              ------------     ------------     ------------     ------------
Net Loss                                          (921,292)      (1,574,156)      (2,023,934)      (3,314,041)
                                              ------------     ------------     ------------     ------------
Redemption of redeemable Common Stock                   --               --               --          110,000
                                              ------------     ------------     ------------     ------------
Net Loss applicable to Common Shareholders    $   (921,292)    $ (1,574,156)    $ (2,023,934)    $ (3,424,041)
                                              ============     ============     ============     ============
Basic and Diluted Loss
  per Common Share                            $       (.08)    $       (.15)    $       (.18)    $       (.32)
                                              ============     ============     ============     ============

Basic and Diluted Weighted -
Average Common Shares
   Outstanding                                  11,172,581       10,529,453       11,191,455       10,619,977
                                              ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                         Nine Months Ended
                                                     Mar. 31,          Mar. 31,
                                                      2003              2002

Operating Activities
  Net Loss                                        $ (2,023,934)    $ (3,314,041)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
     Depreciation and
     Amortization                                    1,293,457        1,085,077
     Non-cash compensation expense                      64,640          149,983
     Interest Accretion on Warrants                    249,999          166,666
     Asset Impairment                                       --          623,522
     Provision for doubtful note
     receivable                                             --          350,000
  Changes in Operating
   Assets and Liabilities                             (245,419)        (102,189)
                                                  ------------     ------------
Net Cash used in
Operating Activities                                  (661,257)      (1,040,982)
                                                  ------------     ------------
Net cash used in
  Investing Activities                                 (20,767)         (90,480)
                                                  ------------     ------------
Net Cash provided by,
  Financing Activities                                 409,128          300,000
                                                  ------------     ------------

Net Decrease in Cash                                  (272,896)        (831,462)
Cash, Beginning of Period                              815,155        1,244,031
                                                  ------------     ------------
Cash, End of Period                               $    542,259     $    412,569
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

In conjunction with a reverse merger on August 10, 2000, with Net/Tech International, Inc. ("NTTI"), a total of 3,765,930 shares of common stock were placed in escrow in the names of two officers of the Company and one director. Those shares represent the balance of shares issued by NTTI for these individuals' prior proportionate interest in ROI. The shares, since issued, have been fully voting and subject to all the rights and privileges afforded to all shareholders. These shares will be released from escrow once each year at the rate of one share for each $2.40 in the Company's net profit before taxes for each fiscal year over a six year period ending 2005 or in full upon acquisition of the Company. There is no requirement for the officers to remain employees of the Company in order to receive their escrowed shares.

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

As a result of the net losses incurred in the periods ended March 31, 2003 and 2002, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                   2003              2002
                                                ----------        ----------

  Stock Options                                  1,233,067           359,567
  Warrants                                       1,866,664           866,664
                                                ----------        ----------
                                                 3,099,731         1,226,231
                                                ==========        ==========

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company adopted SFAS 142 on July 1, 2002.

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on The Company's financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.   Earnout Provisions and Redeemable Common Stock

In conjunction with certain of the Company's past acquisitions, a total of 300,000 shares were contingently issuable based on the achievement of certain earn out provisions in future periods. In accordance with these provisions, a total of 42,806 and 60,502 shares were earned by a former shareholder of Net400, Inc. ("NET400") during fiscal 2002 and 2003, respectively. In accordance with APB 16, these shares were determined to be compensation for services and as such, the fair value of the common stock received was expensed. At June 30, 2002, the former shareholders of S.A.F.E. Systems, Inc. ("S.A.F.E.") had not achieved their earn-out provisions and, as such, all 100,000 escrowed shares were forfeited and have been repurchased by the Company at the par value of $0.01 per share. The remaining shares held under the Net400 earn out agreement which expired on January 31, 2003 were cancelled. On March 25, 2003, the former majority stockholder of S.A.F.E. surrendered 115,500 shares of the Company's issued and outstanding common stock back to the Company. The stock related to part of the original consideration received by the stockholder for the sale of S.A.F.E. to the Company. The surrender of stock was agreed consideration by the stockholder and the Company for mutual releases and covenants not to sue resulting from the original transaction.

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

Note 3.   Amortization of Goodwill and Intangible Assets

As discussed in Note 1, the Company adopted SFAS No. 142 effective July 1, 2002. The provisions of SFAS No. 142 require that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of the Company's goodwill is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the Company's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value exceeds its implied fair value, then an impairment loss equal to the difference will be recorded as a cumulative effect of a change in accounting principle. There was no such loss recorded in accordance with the implementation of SFAS No. 142.

The Company's purchased intangible assets at March 31, 2003 and June 30, 2002 comprise the following:

                                         March 31,         June 30,
                                           2003             2002

Goodwill                               $    291,952     $    291,952
Acquired technology                       2,688,006        2,688,006
                                       ------------     ------------
Total cost                                2,979,958        2,979,958
Less accumulated amortization:
                                         (1,542,680)        (703,566)
                                       ------------     ------------
Net                                    $  1,437,278     $  2,276,392
                                       ============     ============

Amortization expense related to purchased intangible assets was $485,055 and $845,814 for the three and nine month period ended March 31, 2003, respectively and $133,390 and $400,170 for the three-month and nine month period ended March 31, 2002, respectively.

Estimated future amortization expense related to purchased intangible assets at March 31, 2003 is as follows:

2003 (three months remaining)                  $   281,938
2004                                               939,793
Thereafter                                              --
                                               -----------
Total                                          $ 1,221,731
                                               ===========

Had the provisions of SFAS No. 142 been in effect for all periods presented, the Company's net earnings would have been as follows for the three and nine month periods ended March 31, 2003 and 2002, respectively:

                                  Three months ended                 Nine months ended
                               March 31,        March 31,        March 31,        March 31,
                                 2003             2002             2003             2002
Net loss as applicable
to common shareholders,
as reported                  $   (921,292)    $ (1,574,156)    $ (2,023,934)    $ (3,424,041)
Add back  amortization of
goodwill                               --           57,244               --          171,734
                             ------------     ------------     ------------     ------------
Adjusted net loss            $   (921,292)    $ (1,516,912)    $ (2,023,934)    $ (3,252,307)
                             ============     ============     ============     ============

Basic and diluted net
loss per share:
As reported                  $       (.08)    $       (.15)    $       (.18)    $       (.32)
                             ============     ============     ============     ============
Adjusted                     $       (.08)    $       (.14)    $       (.18)    $       (.31)
                             ============     ============     ============     ============

Prior to the implementation of SFAS 142, it was the Company's policy to identify and record impairment losses on intangible and other assets (such as goodwill) when events or circumstances indicate that such assets may be impaired. In the quarter ended March 31, 2002, management reevaluated carrying values of certain intangible assets acquired in connection with the acquisitions of both S.A.F.E. Systems, Inc. and Net400, Inc. Primarily as a result of changes in the marketplace and the economy, as well as the strategic decision to focus on GO Software, Inc. and its payment processing software business, management determined that additional efforts and funding of both S.A.F.E. Systems, Inc. and Net400, Inc. would be curtailed. At the time of the assessment of the situation, management determined that the carrying value of the goodwill associated with the acquisitions of both companies had been impaired. As a result, the Company wrote off the remaining carrying values as of March 31, 2002 resulting in a non-cash charge of $623,522. This also culminated in the October 31, 2002 closure of the Campana Data, Inc. (formerly S.A.F.E. Systems, Inc.) business discussed further below. In addition, the Net400 suite of products has been absorbed into the GO Software, Inc. division.

Note 4.   Employee Stock Options

The Company applies the intrinsic-value-based method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

The Company has determined pro forma net loss and loss per share information as if the fair value method described in SFAS No. 123, "Accounting for Stock Based Compensation," had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three-month and nine month periods ending March 31, 2003 and 2002:

                                  Three months ended                Nine months ended
                               March 31,        March 31,        March 31,        March 31,
                                 2003             2002             2003             2002
Net loss as applicable to
common shareholders, as
reported                     $   (921,292)    $ (1,574,156)    $ (2,023,934)    $ (3,424,041)
Add: Stock-based employee
compensation expense
included in reported net
earnings                           13,380               --           13,380               --

Less: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards                   (370,987)         (60,761)        (790,867)         (60,761)
                             ------------     ------------     ------------     ------------
Pro forma net loss           $ (1,278,899)    $ (1,634,917)    $ (2,801,421)    $ (3,484,802)
                             ============     ============     ============     ============

Basic and diluted net
loss per share:
As reported                  $       (.08)    $       (.15)    $       (.18)    $       (.32)
                             ============     ============     ============     ============
Pro forma                    $       (.11)    $       (.16)    $       (.25)    $       (.33)
                             ============     ============     ============     ============

Note 5.   Change in Accounting Estimate

As a result of the Company's annual evaluation of the remaining useful lives of its fixed and intangible assets, management determined during the quarter ended March 31, 2003, that the estimated useful lives of such assets should be reduced from approximately five to seven years to approximately three to five years. This change in estimate resulted in additional depreciation charges of approximately $435,030 for both the three and nine months ended March 31, 2003. This change in estimate increased the basic and diluted net loss applicable to common shareholders by $.04 for both the three and nine months ended March 31, 2003, respectively.

Note 6.   Legal Proceedings

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

Note 7.   Subsequent Events

On April 9, 2003 a proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended was filed with the Securities and Exchange Commission. This proxy statement gives notice of a Special Meeting of the Company's stockholders to be held on April 30, 2003. The purpose of the Special Meeting is for the Company's stockholders to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the Company's authorized common stock from 100,000,000 to 25,000,000 and to further approve and ratify the Company's 2003 Stock Incentive Plan and reserve 1,000,000 shares of the Company's common stock for issuance under this plan. Although a quorum was present, the April 30, 2003 meeting was adjourned to May 21, 2003 as a result of a delay in receipt by mail of the Notice of the Special Meeting by many of the stockholders of the Company. This action was taken in order for stockholders to have additional time to cast their votes.

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

The Company has categorized its three primary sources of revenue as license fees, support and update services, and consulting fees. License fees are earned by granting customers licenses to use the Company's proprietary software products. Revenue from support and update services is comprised of fees for providing customer support, 24 hours a day, 365 days a year, and periodic updates to its software products as part of the continuing effort to provide total customer service and access to the latest technology available. Consulting fees are earned by providing services to customers including systems analysis and design, programming, training, and outsourcing of computer operations.

The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of its sales force and alliance partners. The Company does not have a material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Operating expenses are based on anticipated revenue levels and are relatively fixed over the short term. Variations in the timing of generation of revenues may therefore cause significant fluctuations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock. The Company's operating results may fluctuate significantly as a result of a variety of factors, many of which are beyond the control of Company management.

On October 31, 2002, the Company closed its Campana Data, Inc. (formerly S.A.F.E. Systems, Inc.) ("Campana") subsidiary after receiving notification that the primary consulting contract to which Campana was a party had been terminated by the customer as of that date. In addition, the Company received the resignation of all six Campana employees. In connection with these events, the Campana subsidiary will not represent any future additional revenue to the Company. The majority of revenue generated by Campana was classified as consulting revenue. In the previous quarter, the Company had taken charges for the write down of all remaining assets of Campana, and had also recorded all outstanding liabilities. In this regard, the Company entered into a settlement agreement with the landlord for the Campana office space whereby the Company made a payment of $113,000 in full settlement of the remaining office lease obligation of $394,000. Immediately prior to this, the landlord had already consented to the dissolving of the original lease to allow a third party to enter into a lease directly with the landlord resulting in a release of future lease obligations of $329,000. In conjunction with the shut-down of Campana, on March 25, 2003, the former majority stockholder of S.A.F.E. Systems, Inc. surrendered 115,500 shares of the Company's issued and outstanding common stock back to the Company. The stock related to part of the original consideration received by the stockholder for the sale of S.A.F.E. Systems, Inc. to the Company. The surrender of stock was agreed consideration by the stockholder and the Company for mutual releases and covenants not to sue resulting from the original transaction.

Results of Operations

For the three months ended March 31, 2003 our net loss was $921,292 on $1,913,669 in revenues compared to a net loss of $1,574,156 on $1,802,396 in revenues for the three months ended December 31, 2002. This represents an increase in revenues of $111,273 with an improvement in the net loss of $652,864.

For the nine months ended March 31, 2003 our net loss was $2,023,934 on $5,792,151 in revenues compared to a net loss applicable to common shareholders of $3,424,041 on $6,410,222 in revenues for the nine months ended December 31, 2002. This represents a decrease in revenues of $618,071 with an improvement in the net loss applicable to common shareholders of $1,400,107.

The decrease in the loss during the three months ended March 31, 2003 as compared to the same period in the prior year was primarily the result of the impairment of assets charge included in the prior period corresponding quarter. This was a result of management reevaluating the carrying values of certain intangible assets acquired in connection with the acquisitions of both S.A.F.E. Systems, Inc. and Net400, Inc.

This impairment was due to changes in the marketplace and the economy, as well as the strategic decision to focus on GO Software, Inc. and its payment processing software business, in addition, management determined that additional efforts and funding of both S.A.F.E. Systems, Inc. and Net400, Inc. would be curtailed. At the time of the assessment of the situation, management determined that the carrying value of the goodwill associated with the acquisitions of these companies had been impaired. As a result, the Company wrote off the remaining carrying balances as of March 31, 2002 resulting in a non-cash charge of $623,522. This also culminated in the October 31, 2002 closure of the Campana Data, Inc. (formerly S.A.F.E. Systems, Inc.) business discussed above. In addition, the Net400 suite of products has been absorbed into the GO Software, Inc. division. The current quarter also included significantly greater depreciation expense relating to the change in the estimated lives for the write down of fixed assets and acquired software from an average of five to seven years to a more appropriate three to five years.

The decrease in the loss during the first nine months of fiscal 2003 as compared to the same period in the prior year was the result of cost containment measures implemented at the end of fiscal year 2002 that were in excess of the revenue shortfalls. This included the consolidation of the majority of back office functions and a continued focus on the core competencies within the Company. This has led to reduced expenditures in certain areas where it was determined that additional investment would not yield returns consistent with our strategic plan which is to expand our share of the market for electronic transaction solutions. In addition, the prior year corresponding period included the impairment of assets charge of $623,522 discussed above.

The increase in license fee revenue of $306,059 for the three months ended March 31, 2003 over the same period in the prior year is a result of the continued growth we see in our lower end PCCharge suite of products and the benefit of increased sales we have seen from our recent introduction of our middleware product RiTA 2.0. The decrease in license fee revenue of $662,308 for the nine month period ended March 31, 2003 over the same period in the prior year is a result of the prolonged general slowdown in the market on middleware sales.

We believe that strong demand for the Company's payment processing software remains in place and that the deployment of new releases of PCCharge and RiTA products will continue to accelerate sales in the coming quarters. The Company's pricing structure remained substantially the same during the first nine months of fiscal 2003 as compared to 2002.

The increase in support and update services of $40,782 and $376,050 for the three months and nine months ended March 31, 2003, respectively, as compared to the same periods of the prior year, was due to continued sales of licenses to new customers who subsequently purchased support and update services, and retention of our existing customers. As a part of our business model, we offer various forms of support to our customers, whether on-site, by telephone, or e-mail inquiry, to assist in the implementation and operation of our software. In addition, our customer base continues to grow and recently surpassed the 85,000 mark.

Consulting fee revenue decreased by $235,568 and $331,813 for the three and nine months ended March 31, 2003, respectively, compared to the same periods in the prior year due to the decline in sales at Campana, for consulting services and the eventual shutdown of the operation on October 31, 2002. This was partially offset with increases in consulting fees on our payment processing software. As discussed above, we anticipate no future consulting fee revenue to be contributed by the Company's Campana subsidiary.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, finance, human resource and information systems personnel. It also includes legal, accounting and other professional service fees and the cost of operating customer call centers. These expenses decreased by $146,071 and $2,089,542 for the three months and nine months ended March 31, 2003, respectively, as compared to the same periods in the prior year. This decrease is a result of cost containment measures which include headcount reductions, renegotiating executive compensation contracts and through increasing synergies from previous acquisitions. We have also eliminated, where possible, surplus office space that we originally leased in our effort to ramp up infrastructure in accordance with the strategic plans in place in the prior year. Business conditions and the general economic slowdown required us to reassess the level of our expenditures in several areas and to eliminate costs inconsistent with the expansion of our core competency in electronic transaction processing solutions. In addition, as a result of the closing of the Campana Data office, we have achieved further savings in general and administrative expenditures. Depreciation and amortization expense increased by $285,270 and $208,380 for the three months and nine months ended March 31, 2003, respectively, as compared to the same periods in the prior year. This increase was primarily as a result of a reduction in the estimated useful lives of the Company's intangible and fixed assets from approximately five to seven years to a more appropriate three to five years. This was offset by the impact of write downs of certain intangible and fixed assets determined to be impaired in the third quarter of the prior fiscal year. This was also partially offset with decreases due to the adoption of SFAS No. 142 on July 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are subject to an annual impairment test.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $79,949 for the three months ended March 31, 2003 as compared to the same period in the prior year. The decreases relates to a combination of more selective and reduced trade show attendance and marketing and advertising effort during this period. Sales and marketing expense increased by $234,566 for the nine months ended March 31, 2003 as compared to the same period in the prior year. The increase is a result of a strategic decision to continue with a concerted effort to increase sales through continued development of indirect channels and alliance partners. In addition, we also sell our products through our direct sales force, which we continue to develop. We will maintain spending on sales and marketing in order to retain market share by reinforcing our presence to the market.

Research and Development

Research and development expenses increased by $106,707 and $276,232 for the three and nine months ended March 31, 2003, respectively, as compared to the same periods in the prior year. This increase was primarily the result of the ramp up of development culminating in the release of RiTA 2.0 in February 2003. Despite the less than favorable aspects of the current business cycle, the Company is committed to maintaining and improving its products. We expect these costs to continue at similar levels for the remainder of fiscal year as we continue to focus on the enhancement and evolution of our RiTA product line and the updating and expansion of capabilities of PCCharge. It is expected that research and development resources during fiscal 2003 will be evenly spent on both RiTA and PCCharge enhancements.

Interest Expense

Net interest expense decreased by $84,026 and increased by $85,708 for the three months and nine months ended March 31, 2003, respectively, as compared to the same periods in the prior year. These changes in net interest expense are primarily due to the Company recording the accretion of interest on warrants issued in connection with a debt financing agreement with an unrelated party. This agreement was entered into on September 17, 2001 and is described in more detail in Liquidity and Capital Resources below. The debt discount is being charged to income ratably over the three-year life of the agreement. For the three months and nine months ended March 31, 2003, non-cash charges for debt discount amortization totaled $83,333 and $249,999, respectively.

Liquidity and Capital Resources

For the nine months ended March 31, 2003, cash used in operating activities of $661,257 was primarily the result of the net loss of $2,023,934 and decreases in accounts payable of $179,910 and other receivables of $10,723, and offset by a decrease in accounts receivable of $108,129 and increases in accrued expenses of $61,102 and deferred revenue of $25,982 together with non cash charges for depreciation of $1,293,457, non-cash compensation charges of $64,460 and interest accretion charges of $249,999. The decrease in accounts receivable is a result of the Company making a concerted effort to reduce receivables by placing a greater focus on collection activity including dedicating a resource specifically to this function. The decrease in accounts payable was the result of timing on the receipt of invoices and the payments thereon. In addition, the reduced accounts payable are also a result of the Company entering into settlements with the majority of the Campana Data vendors after the closing of that office. In addition, the continued focus on reducing the expense base has also contributed to the reduction in the overall level of accounts payable.

For the nine months ending March 31, 2002, cash used in operations was $1,040,982. This was primarily the result of the net loss of $3,314,041 offset by decreases in accounts receivable of $721,922 and non-cash charges of $1,085,077 for depreciation and amortization, non-cash compensation charges of $149,983, interest accretion of $166,666 and asset impairment charges of $623,522. Decreases in accounts receivable were caused primarily by decreased billings for cyclical update and support services which have greater billings in the second quarter as well as a concerted effort to decrease our number of days in receivable through more aggressive collections efforts.

Cash used in investing activities for the nine months ended March 31, 2003 and 2002 of $20,767 and $90,480, respectively, was primarily the result of cash paid for property and equipment purchases.

Cash provided by financing activities for the nine months ended March 31, 2003 of $409,128 was primarily the result of the sale of 320,000 shares of the Company's common stock at $1.25 per share to both an officer of the Company and an employee. Cash provided by financing activities also includes required payments to maintain compliance with the debt financing agreement discussed below and the final payments under a capital lease obligation.

Cash provided by financing activities for the nine months ended March 31, 2002 of $300,000 consisted of a payment of $200,000 to satisfy maturing debt and $500,000 pursuant to the Network Commerce note described further below, offset by $1,000,000 of the advance received by a customer also discussed further below.

On September 17, 2001, the Company received an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing (the "Debt Financing"). In accordance with the agreement, ROI was required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include, among other things, the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for the default, or to convert the outstanding portion of the advance to unregistered shares of ROI stock at various exercise prices. Once the risk of default for each portion of the agreement has passed (i.e. when the milestones are met on or before the September 17th deadlines), that portion of the debt will be forgiven and recorded as income in the statement of operations. The Company used $454,118 from this advance to pay off the balance of the $500,000 note to Network Commerce that arose on August 31, 2001 in accordance with the GO Software merger agreement, under the terms of which 166,667 shares of our common stock issued in connection with that acquisition were returned to the Company. The Company retained the remaining $545,882 of the advance for working capital purposes.

During the first one-year measurement period ending on September 17, 2002, the Company was required to have sold products to the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the advance. The Company only achieved sales and referral fees of approximately $126,600 during that period and consequently was required to pay $98,400 in cash to the other party to satisfy the default. The amount of sales and referral fees required for the next one-year measurement period ending September 17, 2003, is $375,000. Through March 31, 2003, the Company had earned $154,300 in referral fees towards this amount.

We continue to take assertive action to improve cash flow from operations and have taken advantage of the synergy created by the acquisitions in the prior years and combined administrative functions which have resulted in administrative costs becoming a lesser percentage of revenue. We have restructured the businesses to reduce overhead costs and take advantage of core competencies. We have focused marketing expenditures on the branding of products in an effort to make advertising more effective and cost efficient. We have streamlined processes and consolidated corporate and subsidiary departments for accounting, human resources, marketing, sales, and development. We have rededicated ourselves to focusing on our core business of providing payment processing solutions and have reduced or eliminated certain non-core operations. We have no long-term debt at this time and we have built our infrastructure in accordance with our growth plans and should not require material additional funds for these purposes.

In order to meet our strategic objectives, we may need to further reduce certain planned expenditures for tactical operating commitments. We are currently exploring financing opportunities with respect to accounts receivable and have entered into a letter of intent with a bank for a $500,000 line of credit based on the Company's receivables. It is anticipated that a formal agreement with the bank will be signed within the next quarter. In addition we have significantly increased collection efforts to improve accounts receivable which approximated 36 days at March 31, 2003. Certain board members have formally committed to infuse the Company with up to $500,000 on an as needed basis for working capital purposes through March 2004.

We are also considering raising additional capital through investment banking resources. To the extent that we obtain additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and stockholders may experience dilution. We cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available credit lines or other loan facilities in place, though we believe that current cash reserves and cash flow from operations in the normal course of business in conjunction with the commitment by board members will be adequate through March 2004. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless additional capital sources can be identified.

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

Goodwill and Other Intangible Assets

Intangible  assets  consist  primarily  of  acquired   technology,   proprietary
concepts, customer lists, contracts and goodwill related to acquisitions accounted for under the purchase method of accounting. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective assets.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company adopted SFAS 142 on July 1, 2002.

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on The Company's financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2003.

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

ITEM 2.   CHANGES IN SECURITIES

On March 3, 2003, the Company issued 240,000 unregistered shares of the Company's common stock to an employee at a price of $1.25 per share for a total purchase price of $300,000. On the same date, the Company sold 80,000 unregistered shares of the Company's common stock to the Chief Executive Officer of the Company at $1.25 per share for a total purchase price of $100,000. The foregoing purchases and sales were made in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) for transactions that do not involve a public offering.

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

Dated: May 9, 2003

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


Date: May 9, 2003                      By: /s/ Arol Wolford
                                           -------------------------------------
                                           Arol Wolford
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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


Date: May 9, 2003                      By: /s/ Sherwin Krug
                                           -------------------------------------
                                           Sherwin Krug
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)