Form 10KSB
period 2003-06-30
RETURN ON INVESTMENT CORP
filed 2003-09-26
CIK 866492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2003

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

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year: $7,861,262.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,614,000 based on the closing sales price of $1.72 as of September 22, 2003 as reported on the OTC Bulletin Board.

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 11,323,494 shares as of September 22, 2003.

     Documents Incorporated by Reference: None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        RETURN ON INVESTMENT CORPORATION

                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

PART I.
                                                                            PAGE
Item 1.   Description of Business                                              1
Item 2.   Description of Properties                                            7
Item 3.   Legal Proceedings                                                    7
Item 4.   Submission of Matters to a Vote of Security Holders                  7

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters             8
Item 6.   Management's Discussion and Analysis or Plan of Operation            9
Item 7.   Financial Statements                                                22

Item 8.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 22
Item 8A.  Controls and Procedures                                             22

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   22
Item 10.  Executive Compensation                                              25
Item 11.  Security Ownership of Certain Beneficial Owners and Management      27
Item 12.  Certain Relationships and Related Transactions                      27
Item 13.  Exhibits and Reports on Form 8-K                                    28
          Signatures                                                          29
          Index to Exhibits                                                   30
          Financial Statements                                               F-1

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Return On Investment Corporation d/b/a ROI Corporation (the "Company" or "ROI") was incorporated in Delaware in 1990 as Net/Tech International, Inc. ("NTTI"). On August 10, 2000, the Company completed a reverse merger that merged Results Oriented Integration Corporation into a wholly-owned subsidiary of NTTI, which at the time had no operations. The name of the company was changed to Return On Investment Corporation. The Company's principal executive offices are located at 1825 Barrett Lakes Boulevard, Kennesaw, Georgia 30144 and the Company's telephone number is (770) 517-4750.

     ROI has two subsidiaries, one of which develops and markets software and services for credit card, debit card and check transaction processing and which offerings include payment processing software for virtually any computing platform including Windows, Unix and Linux, and the other which provides connectivity and communications software for IBM midrange computers that facilitates e-mail and e-commerce communications and system and device connectivity. ROI also has a new division that develops and markets software solutions for the construction community.

     Application software, such as retail point-of-sale software and e-commerce shopping cart software, typically does not provide payment processing capabilities. ROI software provides the connectivity and communications to facilitate the processing of credit card, debit card, and check transactions which are passed to our software by a wide variety of application software. ROI customers for payment processing products and services range from small to large retailers, mail and phone order companies and Internet marketers. Our IBM midrange software products and services provide e-mail capabilities and connectivity and communications to other computer systems or devices, such as barcode data collection equipment and materials handling equipment.

     The Company's products and services are branded according to the subsidiary that markets them. The subsidiary GO Software, Inc. ("GO") markets payment processing and connectivity software, including PCCharge, RiTA, AS/400 Support for POS-port and JavaCard. On July 1, 2002, the product lines that were previously marketed by the subsidiary Net400, Inc. ("Net400") are being marketed and supported by GO. These software products for IBM midrange computers facilitate e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions. The Company's new Tectonic Solutions division ("Tectonic") discussed further below has begun marketing its products under the Tectonic brand name. Through June 30, 2003, we have operated in one operating segment: a provider of software services and related consulting in the electronic transaction environment. We expect that Tectonic will represent a second operating segment in future periods. There was no significant activity in regards to Tectonic during 2003. The operations of the Campana Data, Inc. (formerly S.A.F.E. Systems, Inc.) were substantially curtailed during the year ended June 30, 2002 and finalized October 31, 2002. Campana Data provided software consulting services to the supermarket industry, a service line we decided to forego.

     In March 2003, the Company launched its new Tectonic division. This division will provide IT solutions that facilitate the way building product information is organized, displayed, and distributed by building product manufacturers and distributors. Tectonic's solutions enable designers and builders to more easily locate, understand, select, and purchase building products. This is especially profound in the highly fragmented $860 billion U.S. construction industry (U.S. Census Bureau, 2002). The launch of this division represents a new approach for the Company as it seeks to develop vertical markets to take advantage of core knowledge within the Company and management team as well as to harness the Company's infrastructure to provide new growth areas for the Company. The first market that was chosen is that of construction, and management believes that in order to further move forward as a Company the development of targeted vertical markets represents a key opportunity. In launching Tectonic, the Company has secured the services of a number of seasoned professionals from the construction industry and in a relatively short time frame has already developed seven specific customizable product offerings and solutions for building product data organization and use, including having signed up the first customer in July 2003. This division strictly represented start up costs in the fiscal year ended June 30, 2003.

     In May 2001, the Company acquired GO Software, Inc. At that time GO Software was recognized as a leader in Windows based payment processing solutions with over 35,000 activations of its PCCharge products. In addition, GO's Java engine, RiTA, was designed to work on virtually any platform including Windows, Unix, Linux, OS/390, OS/400, and Sun Solaris. RiTA complemented the new product design that GO had created and was expected to be the foundation for the next generation of GO's products. The consideration for the acquisition was $1,000,000 in cash and 1,000,000 shares of ROI common stock, valued at approximately $2,340,000. The merger agreement stipulated that if the shares were not registered with the SEC in an appropriate filing declared effective on or before August 31, 2001, that the Company would repurchase 166,667 of these shares at $3 per share. Since these shares were not registered by August 31, 2001, the Company repurchased the requisite number of shares on September 17, 2001.

     In February 2001, the Company acquired Net400, Inc., which provides software that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions. All of the issued and outstanding shares of Net400 common stock were exchanged in the merger for 300,000 shares of ROI common stock. Of those shares, 100,000 shares were delivered to the former Net400 stockholders and 200,000 shares were held in escrow, to be released once each year based on sales of Net400 products and services during the one-year period from February 1, 2001 through January 31, 2002, and the one-year period from February 1, 2002 through January 31, 2003, at the rate of one share for each $3.50 in sales. At the end of the first and second one year period, 42,806 and 60,502 shares were released from escrow, respectively. On January 31, 2003, the remaining escrow shares were returned to the Company.

     In February 2001, the Company acquired S.A.F.E. Systems, Inc., which primarily provided software consulting services to the supermarket industry, but also included host-based, magnetic stripe stored value/gift card system and marketed credit card processing and other transaction-based products and services to merchants. All of the issued and outstanding shares of S.A.F.E. common stock were exchanged in the merger for 400,000 shares of ROI common stock. Of those shares, 300,000 shares were delivered to the former S.A.F.E. stockholders and 100,000 shares were held in escrow, to be released contingent on the achievement of certain earn-out provisions from the effective date of the merger through June 30, 2002. None of the earn-out provisions were achieved, and all escrowed shares were forfeited and repurchased by the Company at the par value of $.01 per share. During the year ended June 30, 2002, the Company substantially curtailed operations at its Campana Data subsidiary (formerly S.A.F.E. Systems, Inc.) and finalized this curtailment on October 31, 2002 concurrent with the receiving of notification that the last remaining consulting contract to which Campana Data was a party had been terminated by the customer as of that date. In addition, the Company received the resignation of the remaining six Campana Data employees. In connection with these events, it was determined that the service line provided by Campana Data would not represent a future source of revenue to the Company. On March 25, 2003, the former majority stockholder of S.A.F.E. surrendered 115,500 shares of the Company's issued and outstanding common stock back to the Company. The stock related to part of the original consideration received by the stockholder for the sale of S.A.F.E. to the Company. The surrender of stock was agreed to by the stockholder and the Company for mutual releases and covenants not to sue resulting from the original transaction.

STRATEGY

     The Company's short-term goal is to be a recognized leader in providing payment processing solutions to merchants and end users through our reseller network in North America. In addition, further development of our new start up Tectonic division will enable the Company to focus on providing customizable IT solutions to the highly fragmented construction industry. The following are the key elements of our strategy:

o Enhance our Product Offerings. To compete effectively, and expand our market share, the Company must continually develop and introduce new products and enhancements that reflect technological developments and emerging industry standards. The Company continues to improve and expand its product and service offerings on an ongoing basis primarily through internal research and development efforts.

o Develop vertical markets. The Company believes that developing vertical markets, such as its new construction vertical product offerings will enable deeper penetration of specific market segments which will allow for greater sales of its current broad base payment processing software.

o Leverage Existing Distribution Channels and Develop New Strategic Partnerships. The Company has strategic partnerships with hundreds of application software, marketing, consulting, computer systems and transaction processing firms. These companies recommend the Company's products and in many cases purchase these products and resell them to their customers. The Company intends to continue supporting its distributor network efforts to maximize sales, and will also continue to recruit new companies as business partners. The Company also has a significant number of high level relationships with a number of building product manufacturers and will seek to develop these further.

o Up-Sell Products and Services. As the Company has grown and strengthened its product offerings, brand name and market presence, it has built up a solid base of customers who also continue to expand their businesses. Customers with growing businesses would benefit from the new middle market products that we sell. We believe we can decrease our cost of sales and increase our revenues and gross margins by taking advantage of opportunities to up-sell our products and services to customers who know us through purchases of our lower end products.

o Acquire Complementary Businesses and Products. An element of our growth strategy has been to pursue potential acquisitions that offer opportunities to increase our sales channels, gross margins and market share. By acquiring businesses that offer products that complement our existing products, we believe we can decrease the time required to educate our sales force on our products and increase the likelihood that our suite of products will meet the needs of our existing and potential customers.

PRODUCTS

     The Company's subsidiary, GO Software, develops and markets software and provides software support. GO's primary products are packaged software used by merchants for payment processing, including PCCharge, JavaCard, AS/400 Support for POS-port, and RiTA. PCCharge provides payment processing for Windows based applications. GO JavaCard and AS/400 Support for POS-port operate on IBM midrange computer systems. RiTA is designed to work on virtually any computer hardware or software platform including Windows, Unix, Linux, OS/390, OS/400 and Sun Solaris.

     Since 1994, GO has been one of the industry's leading suppliers of payment processing products. PCCharge products such as, PCCharge Express, PCCharge Pro, PCCharge Payment Server, RiTA Server and JavaCard are currently being used by tens of thousands of merchants to process credit card transactions in conventional brick and mortar, as well as, e-Commerce businesses. An Internet pioneer, GO introduced the first IP-enabled payment processing engine for Windows environments. RiTA is expected to be the foundation for the next generation of GO payment processing software products written in Java and XML.

     GO charges license fees for the use of these software products. The retail prices for a single license range significantly, from hundreds of dollars for a PC to tens of thousands of dollars for our middleware solutions, RiTA and JavaCard. The total license fee depends upon the platform, the functionality, and the number of connections required to process transactions. In addition, GO offers annual support and update services typically priced at a percentage of the license fee.

     GO's payment processing software products support virtually all electronic payments including credit/debit cards, checks, check conversions, ACH (Automated Clearing House) transactions, electronic benefit transfers (EBT), and stored value, gift and loyalty cards. The products can support all levels of transaction volume and operate in any merchant environment, including retail point-of-sale, phone/mail order, and Internet e-commerce. They also offer fast authorization time, security, encryption and advanced fraud protection and cardholder authentication, which can result in lower transaction fees for the merchant. GO's payment processing software can be interfaced with any application software via standard programming languages. With this software, the merchant can use any major bank or financial network to authorize and settle payment transactions.

     GO markets NetMail*400 products that empower our customers IBM midrange systems to perform critical e-mail and automated document processing, principally in the area of electronic commerce. Examples of application enablement for e-mail and automated document handling include: order confirmation, shipment notification, customer relationship management (CRM), and customer support. Using NetMail*400 products, an IBM midrange systems application can also send e-mail alert messages as well as messages to alphanumeric pagers, and wireless PCS devices.

     GO's Serial400 and Sockets400 products provide communications and connectivity for IBM midrange systems. These products provide system-to-system and program-to-program communications between applications and other systems and devices, such as barcode data collection and materials handling equipment. GO's Serial400 and Sockets400 products also simplify programming by handling all of the protocol conversion required for communications.

     Tectonic, the Company's new construction industry focused vertical market division, has already developed seven specific customizable product offerings and solutions for building product data organization and use, tailored to the construction and building products industry. These solutions include (i) Tectonic Product Data Manager, (ii) Tectonic Product Explorer, (iii) Tectonic Product Configuration Assistant, (iv) Tectonic Product Comparison Assistant, (v) Tectonic Product Visualizer, (vi) Tectonic Product Design Assistant and (vii) Tectonic Product Submittal Assistant. Each of these solutions are available and provide a different level component to enable building product manufacturers and distributors to improve the way they organize, display, and distribute their product information, and to facilitate work by designers and builders so that they can more easily locate, understand, select, and purchase building products

TECHNICAL SUPPORT AND CONSULTING SERVICES

     GO offers customers varying levels of technical support services twenty-four hours a day, seven days a week including periodic software updates and access to telephone support and support-related information via the Internet. GO also offers training and consulting services. Through our active alliance partner program, we recruit consulting, application software, and system integration firms to market and implement our software solutions.

CUSTOMERS

     We have licensed over 85,000 computer systems to use our software. Customers who purchase our payment processing products and services range from small to very large merchants. We have products in many vertical markets and business types including retailers, mail and phone order companies, and Internet marketers. None of our customers accounted for more than 5% of operating revenues for the fiscal year ending June 30, 2003.

SALES

     To reach our potential customer base, the Company's GO subsidiary has several distribution channels, including a direct sales force and hundreds of strategic alliances with software developers, systems integrators, financial institutions, consultants and financial transaction processors that make up our reseller network. The Company's reseller network primarily consists of the following two channels:

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

     An important element of our sales strategy is to expand our relationships with our reseller channels described above to increase market awareness and acceptance of our software and services. GO also provides training and other support necessary for our resellers to aid in the promotion and sale of our products.

     The Tectonic division has a direct sales team primarily focused on selling the Tectonic product offerings to building product manufacturers and building product distributors.

     Company products and services are used by many types of customers in various industries. The Company's direct sales staff has substantial knowledge of its product and service offerings and we continue to recruit and train our sales force.

MARKETING

     The target market for our payment processing products and services is extensive. Application software, such as retail point-of-sale software and e-commerce shopping cart software, typically does not provide payment processing capabilities. The Company's software provides connectivity and communications to facilitate the processing of credit card, debit card, and check transactions. The market for our IBM midrange software products and services includes companies that need e-mail capabilities on their IBM midrange systems and companies that need to connect their IBM midrange systems to other computer systems or devices, such as barcode data collection equipment and materials handling equipment. The Company's marketing personnel have an in-depth understanding of the payment processing software and services marketplace and the IBM midrange marketplace and the needs of customers in those marketplaces, as well as experience in all of the key marketing disciplines. These personnel also have a broad knowledge of our products and services and how they can meet customer needs.

     The Company's marketing personnel perform all marketing functions except investor relations. The Company's marketing department has responsibility for product marketing, marketing communications and public relations, and also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures, and data sheets.

     The Company utilizes focused marketing programs such as preparing trade show specific marketing collateral for attendees at industry trade shows such as the Food Service Technology trade show and the National Retail Federation trade show. These programs attract potential customers in our target markets and are also used to promote ROI, its subsidiaries, and brands. We also use seminars, advertising, telemarketing, direct mail, speaking engagements, public relations campaigns, partner conferences, and web site marketing to promote our products and services. Internally, we devote substantial resources to supporting our sales team with high quality sales tools and collateral materials.

RESEARCH AND PRODUCT DEVELOPMENT

     The markets for our products are characterized by rapidly changing technologies and evolving industry standards. The Company's future growth will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company anticipates continued investments in research and development costs in all of our products, with an emphasis on our RiTA product including new versions, certifications and enhancements and the further development of products around the Tectonic brand.

COMPETITION

     The market for the Company's products and services is highly fragmented and served by numerous firms, many of which address only specific aspects of a particular market. We believe the principal competitive factors that we face are reputation and quality of service, relative price and performance, time to market for new product introductions, adherence to industry standards, technical expertise, and product availability.

     Based on our industry experience, the Company's management believes that we have significant market share in payment processing software on Microsoft Windows platforms and that we are a dominant company in the United States in the IBM midrange market, in terms of number of licenses granted for payment processing software. In the Windows market, our primary competitors are IC Verify and Atomic Software. In the IBM midrange market, IBM Websphere's Payment Manager and Integrated Systems Design are our primary competitors. Competition in the Windows and IBM midrange markets is expected to grow and companies with greater resources than we have may enter the markets. However, we believe that our premier position will help us maintain a substantial market share.

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

     With regard to the Company's new Tectonic division, while there are many companies that provide technology services to the construction industry, we are not currently aware of any other companies providing customized solutions which are the same or similar to our own.

INTELLECTUAL PROPERTY

     The Company's success is dependent upon developing, protecting, and maintaining our intellectual property assets. The Company relies upon a combination of copyright, trademark, and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems, and related written materials. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. There are no legal lives on any of our intellectual property.

EMPLOYEES

     At June 30, 2003, we had a total of 90 full time employees including three individuals assigned to our new Tectonic division. Many of our employees are highly skilled and our continued success is dependent on our ability to attract and retain qualified employees. Our employees are not represented by a union or a collective bargaining agreement. We have employment agreements with our Chief Executive Officer and our Chairman of the Board.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company leases its administrative, marketing, and research and development facilities under long-term operating leases. The corporate headquarters and about 17% of GO Software's personnel are located in approximately 7,300 square feet in Kennesaw, Georgia pursuant to leases expiring in 2005. GO Software is located in approximately 14,100 square feet in Savannah, Georgia pursuant to leases expiring in 2006. The Company leased 12,500 square feet in Batavia, Illinois pursuant to a lease expiring in 2006 for office space for its Campana Data location which was finally closed in October 2002. In this regard, the Company entered into a settlement agreement with the landlord for the Campana Data office space whereby the Company settled its approximate $723,000 remaining office lease obligation for $113,000.

     The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

     The Company filed an action against UniComp, Inc. ("UniComp") on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note and seeking attorneys' fees. The Complaint alleges that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under a Promissory Note duly executed by UniComp. UniComp filed an answer and counterclaims on or about August 14, 2002 denying liability. Defendant's counterclaims allege misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships, and seeks punitive damages.

     On February 4, 2003 and again on May 17, 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility for settlement and were actively pursuing mediation in an effort to resolve the dispute. Unicomp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that Unicomp will pay the Company $100,000, over a one year period in four installments of $25,000 that begins 90 days after the agreement is signed and continues for the three consecutive 90 day periods after that. Because of the postponement of the mediation, the early stage of the litigation and the fact that discovery has not been completed, it is premature to predict whether an unfavorable outcome in this action is either probable or remote or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

     As of the date of this filing the Company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 2003, a Special Meeting of the Company's stockholders was held to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the Company's authorized common stock from 100,000,000 to 25,000,000 and to further approve and ratify the Company's 2003 Stock Incentive Plan and reserve 1,000,000 shares of the Company's common stock for issuance under this plan.

     The stockholders approved the amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the Company's authorized common stock from 100,000,000 to 25,000,000, with 7,134,954 shares voting in favor, 20,740 shares voting against and 4,171,485 shares not voting.

     The stockholders further approved and ratified the Company's 2003 Stock Incentive Plan and the reservation of 1,000,000 shares of the Company's common stock for issuance thereunder, with 7,053,032 shares voting in favor, 92,662 shares voting against and 4,181,485 shares not voting.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's common stock is traded on the OTC Bulletin Board ("OTCBB") under the market symbol ROIE. OTCBB reported the following high and low sales prices for each quarter for the last two years.

             ------------------------------------------------------
                  QUARTER ENDED                HIGH           LOW
             ------------------------------------------------------
                     9/30/01                  $ 5.25        $ 3.60
             ------------------------------------------------------
                    12/31/01                    4.60          3.30
             ------------------------------------------------------
                     3/31/02                    3.55          2.35
             ------------------------------------------------------
                     6/30/02                    2.72          1.30
             ------------------------------------------------------
                     9/30/02                    2.07          1.05
             ------------------------------------------------------
                    12/31/02                    1.40           .65
             ------------------------------------------------------
                     3/31/03                    1.75          0.63
             ------------------------------------------------------
                     6/30/03                    2.35          1.10
             ------------------------------------------------------

     The OTCBB is a more limited trading market than the Nasdaq SmallCap Market or Nasdaq National Market and timely, accurate quotations of the price of the Company's common stock may not always be available. There is generally an expectation of low trading volumes in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume. Additionally, the foregoing quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual retail transaction prices.

HOLDERS

     According to the records of the Company's transfer agent, the Company had approximately 767 stockholders of record as of September 22, 2003.

DIVIDEND POLICY

     The Company's policy has been to reinvest earnings and cash flows to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future, though there are no restrictions on the payment of such dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On April 2, 2003, the Company issued 115,000 unregistered shares of the Company's common stock to two employees at a price of $1.50 per share for a total purchase price of $172,500. The foregoing purchases and sales were made in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) for transactions that do not involve a public offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Except for the historical financial information, the matters discussed in this document may be considered "forward-looking" statements. Such statements include declarations regarding our current intent, belief or expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to, those set forth under the "Factors Affecting Future Results" heading below.

OVERVIEW

     The Company's subsidiaries market software and services that provide connectivity and communications for credit card, debit card and check transaction processing. Company offerings include (i) payment processing software for virtually any computing platform including Windows, Unix, Linux, AIX, OS/390, OS/400, and Sun Solaris; and (ii) software for IBM midrange computers that facilitates e-mail and e-commerce communications, system and device connectivity, and business-to-business and business-to-consumer transactions.

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

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

     The Company recognizes revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where we have future obligations, if such obligations are insignificant, related costs are accrued immediately. If the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

     The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", and under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

     Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

     Consulting fee revenues are generated from professional consulting and training services and are recognized as the services are performed.

     The Company also offers demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. The Company did not have any transactions in 2003 or 2002 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that it licensed software or provided services to that organization.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of consideration given in purchase business combinations over the estimated fair value of the assets acquired. Other intangible assets consist primarily of certain acquired software. Intangible assets, except for goodwill, are amortized on a straight-line basis over their estimated useful lives, and are reviewed for impairment in accordance with Statement of Financial Accounting Standards SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Goodwill is no longer amortized but is subject to an annual impairment test in accordance with SFAS No. 142, "Goodwill and Intangible Assets". The Company completes its annual goodwill impairment tests for each of its reporting units as of June 30 of each year. As of June 30, 2003, the estimated fair values of the reporting units exceeded the carrying values of the reporting units; therefore, no impairment charge was recognized in the results of operations and financial position. In the third quarter of 2003, the Company reduced the estimated useful life of its acquired software from five to three years.

Software Development Costs

     Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized in accordance with SFAS No. 86,"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". No such costs were capitalized during either fiscal 2003 or 2002. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight line basis over the expected economic life of the product (not to exceed five years).

Reserves and Estimates

     In the ordinary conduct of our business, management make estimates and assumptions that affect the reported amounts of assets and liabilities (including reserves) and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RESULTS OF OPERATIONS


STATEMENT OF OPERATIONS DATA                        YEARS ENDING JUNE 30,
                                                       2003                2002
REVENUE
-------
License fees                                   $  5,420,108        $  5,344,730
Support and update services                       1,641,956           1,256,366
Consulting fees                                     799,198           1,820,200
                                               ------------        ------------
Total revenue                                     7,861,262           8,421,296
                                               ------------        ------------

OPERATING EXPENSES
------------------
General and administrative                        5,825,637           7,135,484
Sales and marketing                               1,828,938           1,830,936
Research and development                          1,325,531           1,298,169
Depreciation and amortization                     1,697,877           1,492,622
Impairment of long lived assets                          --             986,290
                                               ------------        ------------
Total operating expenses                         10,677,983          12,743,501
                                               ------------        ------------

Operating loss                                   (2,816,721)         (4,322,205)

Interest expense, net                              (318,454)           (241,548)
                                               ------------        ------------
Net loss                                       $ (3,135,175)       $ (4,563,753)
                                               ============        ============

STATEMENT OF OPERATIONS DATA
AS A PERCENTAGE OF NET REVENUES                  YEARS ENDING JUNE 30,
                                                 2003             2002
REVENUE
-------
License fees                                     68.9%            63.5%
Support and update services                      20.9             14.9
Consulting fees                                  10.2             21.6
                                                -----            -----
Total revenue                                   100.0%           100.0%
                                                -----            -----
OPERATING EXPENSES
------------------
General and administrative                       74.0             84.7
Sales and marketing                              23.3             21.7
Research and development                         16.9             15.5
Depreciation and amortization                    21.6             17.7
Impairment of long lived assets                    --             11.7
                                                -----            -----
Total operating expenses                        135.8            151.3
                                                -----            -----

Operating loss                                  (35.8)           (51.3)

Interest expense, net                            (4.1)            (2.9)
                                                -----            -----
Net loss                                        (39.9)%          (54.2)%
                                                -----            -----

REVENUES

     The Company had total revenues of $7,861,262 in fiscal 2003 compared to $8,421,296 in fiscal 2002. Total revenues decreased by $560,034 or 6.7% from 2002 to 2003. The decrease was primarily due to $1,043,000 in lower consulting revenue attributable to Campana Data which was substantially curtailed in fiscal 2002 and resulted in little activity in 2003. The Company experienced increased demand for its payment processing software and the GO Software subsidiary continued to show growth in both revenue and number of units sold. GO Software contributed an additional $571,000 in net invoicing for 2003 over 2002.

     License fee revenue continues to be the primary source of revenue, generating 68.9% of total revenues in 2003, compared to 63.5% in 2002. License fee revenue increased by $75,378 or 1.4% from fiscal 2002 to 2003 and represents continued growth of our lower end PCCharge suite of products and the benefit of increased sales we have seen from our recent introduction of our middleware product RiTA 2.0. Overall sales of our middleware products including JavaCard and our Net400 suite of products continued to be impacted by the general economic slowdown. The Company's pricing structure remained substantially the same during 2003 as compared to 2002 and for the majority of its products, the Company continues to have lower prices than its major competitors.

     Support and update services comprised 20.9% of sales in 2003 compared to 14.9% in 2002. Support and update services increased by $385,590 or 30.7% from fiscal 2002 to 2003. Support and update services increases are generated by providing technical support on continued sales of software licenses and the retention of our existing customers. The Company offers various forms of support to its customers including telephone support, on-site support, online and e-mail inquiry. In addition, the customer base continues to grow and the Company recently surpassed the 85,000 mark of unique licenses sold.

     Consulting fee revenue comprised 10.2% of sales in 2003 compared to 21.6% in 2002. Consulting fee revenue decreased by $1,021,002 or 56.1% from fiscal 2002 to 2003 and was primarily due to the lack if comparable revenue in 2003 attributable to Campana. Consulting fee revenue at Campana was primarily for providing programming and computer support services to the supermarket industry. The Company does not anticipate any future consulting fee revenue to be contributed by the Company's Campana Data subsidiary.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses of $5,825,637 in 2003 and $7,135,484 in 2002 represented approximately 74.0% of 2003 revenues and 84.7% of 2002 revenues. General and administrative expenses decreased by $1,309,847 or 18.4%, from 2002 to 2003. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs including the operating of customer call centers. In addition, substantial professional fees associated with SEC filings and reporting as well as legal, insurance and accounting are included as part of this cost. Facility costs for the rental of various properties are also included. The decrease in general and administrative expense over the prior fiscal year is primarily a result of the curtailment of the Campana Data operations and the full year impact of cost containment measures which include headcount reductions, renegotiating executive compensation contracts and through increasing synergies from previous acquisitions. Where possible, surplus office space was eliminated including fiscal 2003 savings from exiting a lease obligation at the Campana Data location. The Company continuously reassesses its level of expenditure to eliminate costs inconsistent with the expansion of our core competency in electronic transaction processing solutions.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses of $1,828,938 in 2003 and $1,830,936 in 2002 represented approximately 23.3% of 2003 revenues and 21.7% of 2002 revenues. Sales and marketing expenses in terms of dollars remained flat from 2002 to 2003. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and marketing materials. Payment processing products are primarily sold through our reseller network and independent sales organizations which we continue to develop. The Company also sells its payment processing products through our internal sales force, which include both telephone sales and direct sales. The high level of sales and marketing expense was focused on retaining and growing license fee and support revenue and on increasing our market share of units sold. This concerted effort in the sales and marketing arena was the result of a planned decision to continue to strengthen our brand awareness through the continued development of indirect channels and alliance partners as well as greater trade show attendance. The Company believes that without this additional effort in the sales and marketing arena, sales of payment processing product would have been adversely impacted.

RESEARCH AND DEVELOPMENT

     Research and development expenses of $1,325,531 in 2003 and $1,298,169 in 2002 represented approximately 16.9% of 2003 revenues and 15.5% of 2002 revenues. Research and development expenses increased slightly by $27,362 or 2.1%, from 2002 to 2003. Research and development expenses consist primarily of salaries and related costs of development personnel. The Company continues to add functionality and enhancements to its product family including maintaining an ever increasing list of processor certifications. The Company believes that maintaining spending in the area of research and development and updating processor certifications are essential to maintaining its strong competitive position. In April 2003, the Company released RiTA 2.0, a Java-based payment processing solution which is operating system, database and machine independent, and is a highly scalable transaction switch that supports high-volume, multi-threaded transaction processing. In addition, in June 2003, the Company released PCCharge Version 5.6.3, its flagship PC-based payment processing solution with an improved GUI, additional certifications and increased security features. These new releases and improvements are intended to provide our customers with more powerful and user friendly solutions for their payment processing needs.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense amounted to $1,697,877 in 2003 and to $1,492,622 in 2002. This represented approximately 21.6% of 2003 revenues and 17.7% of 2002 revenues. Depreciation and amortization expenses increased by $205,255 or 13.8%, from 2002 to 2003. This increase was primarily a result of a reduction in the estimated useful lives of the Company's intangible and fixed assets from approximately five to seven years to a more appropriate three to five years. In making this assessment, management considered various factors including industry standards and the condition of the fixed assets. This resulted in an additional $458,133 in depreciation expense for fiscal 2003. This was partially offset with decreases in amortization expense due to the adoption of SFAS No. 142 on July 1, 2002, under which the carrying values of goodwill deemed to have indefinite lives is no longer amortized, but rather are subject to an annual impairment test. Amortization charges related to goodwill were eliminated in 2003 after totaling $220,929 in fiscal 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment of long-lived assets amounted to $986,290 in fiscal 2002. It is the Company's policy to identify and record impairment losses on intangible and other assets when events or circumstances indicate that such assets may be impaired. Management had evaluated carrying values of certain assets acquired in connection with the acquisitions of S.A.F.E. Systems, Inc. and Net400, Inc. Based on changes in the market and the economy, as well as the strategic decision to focus on GO Software and its payment processing software business, management had determined that the carrying value of the goodwill and certain other fixed assets associated with the acquisitions of both companies had been impaired. In fiscal 2002, the Company therefore wrote off the value of certain fixed assets and all of the remaining carrying balances of goodwill. Based on managements assessment, no such impairment occurred during fiscal 2003.

INTEREST EXPENSE

     Interest expense amounted to $318,454 in 2003 and $241,548 in 2002, and represented approximately 4.1% of 2003 revenues and 2.9% of 2002 revenues. Interest expense increased by $76,906 or 31.8%, from 2002 to 2003. These changes in net interest expense related primarily to the Company's recording the accretion of interest on warrants issued in connection with a debt financing agreement with an unrelated party. This agreement was entered into on September 17, 2001, and is described in more detail in Liquidity and Capital Resources below. The debt discount is being charged to income ratably over the three-year life of the agreement. This amounts to a $83,333 non-cash charge for debt discount amortization per quarter and to $333,333 and $250,000 for the years ended June 30, 2003, and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents amounted to $347,339 and $815,155 at the end of fiscal 2003 and 2002, respectively. Cash used in operations amounted to $877,721 and $1,250,530 for fiscal 2003 and 2002, respectively. While operating activities required lower levels of cash funding in 2003 when compared to 2002, the Company's fiscal 2003 loss of $3,135,175 continued to be the main factor in the use of the operating cash flow. Non-cash charges in fiscal 2003 for depreciation and amortization, interest accretion on warrants and non-cash compensation amounted to $1,982,661. The Company's net changes in working capital items for fiscal 2003 amounted to a net provision of $274,793. The Company's fiscal 2002 loss of $4,563,753 was the main factor in the previous fiscal years use of operating cash flow. Non-cash charges in fiscal 2002 for depreciation and amortization, interest accretion on warrants, non-cash compensation, the impairment of long-lived assets and a provision for a doubtful receivable amounted to $3,228,895. The Company's net changes in working capital items for fiscal 2002 amounted to a net provision of $84,328. The Company placed a greater emphasis on cash flow management in fiscal 2003 and continued emphasis on receivables collections where we measure receivables management by days sales outstanding (DSO). This is the measurement of accounts receivable divided by annual billings, represented by the sum of revenues plus the change in the deferred revenue account balance. This measurement was 38 days in fiscal 2003 and 37 days in fiscal 2002. Accounts payable decreased by $268,907 over fiscal 2002 primarily due to the shutdown of the Campana Data office on October 31, 2003, whereby the Company entered into settlements with the majority of the Campana Data vendors. In addition, the Company continued to focus on reducing its expense base, and this has also contributed to the reduction in the overall level of accounts payable. Accrued expenses increased by $478,777 over fiscal 2002, primarily due to the timing of payments on compensation related accruals at year end. Deferred revenues increased by $87,956 over fiscal 2002 representing continued growth in annual support and update service revenue.

     Cash used in investing activities amounted to $133,293 and $101,307 in fiscal 2003 and 2002, respectively, and was primarily cash paid for equipment and software purchases.

     Cash provided by financing activities amounted to $543,198 and $922,961 in fiscal 2003 and 2002, respectively, and primarily comprised the following items:

     In fiscal 2003, $572,500 in proceeds was raised from the sale of 435,000 shares of the Company's common stock at prices ranging between $1.25 and $1.50 per share to an officer and two employees of the Company. In fiscal 2002, $634,435 in proceeds was raised from the sale of 300,000 shares of the Company's common stock at $2.00 per share to four directors.

     On September 17, 2001, the Company received an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing. In accordance with the agreement, the advance is to be repaid in referrals and software sales in stepped increments over a three-year period from the effective date of the agreement. The Company was also required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include, among other things, the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for the default, or to convert the outstanding portion of the advance to unregistered shares of the Company's common stock at various exercise prices. Once the risk of default for each portion of the agreement has passed, (i.e. when the milestones are met on or before the September 17th deadlines), then that portion of the debt will be forgiven and recorded as revenue in the statement of operations.

     During the first one-year measurement period ending on September 17, 2002, the Company was required to have sold products for the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the advance. The Company only achieved sales and referral fees of approximately $126,572 during that period and consequently was required to pay $98,428 in cash to the other party to satisfy the shortfall. The amount of sales and referral fees required for the next one-year measurement period ending September 17, 2003, is $375,000. Through June 30, 2003, the Company had earned $168,900 in referral fees towards this amount. The remaining amount of sales and referral fees for the one year period ending September 17, 2004 amounts to $400,000.

     In fiscal 2003, the Company received $85,000 of proceeds under a stockholder note payable. The note is unsecured, non-interest bearing and has no fixed terms of repayment. In fiscal 2002, the Company retired a $200,000 note payable.

     In fiscal 2002, cash provided by financing activities was also reduced by $500,000 from the redemption of certain redeemable common stock. This redemption related to the GO Software, Inc. acquisition agreement which stipulated that if certain shares which were not registered with the SEC by August 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these shares were not registered by August 2001, the Company did repurchase the requisite number of shares in September 2001.

     Cash provided by financing activities also included final payments under certain capital lease obligations.

     The Company continues to take assertive action to improve cash flow from operations and to move the Company to profitability. The Company has taken advantage of the synergies created by the acquisitions in the prior years and combined administrative functions which have resulted in administrative costs becoming a lesser percentage of revenue. This included focusing marketing expenditures on the branding of products in an effort to make advertising more effective and cost efficient, and the streamlining of processes and the consolidation of corporate and subsidiary departments in the areas of accounting, human resources, marketing, sales, and product development. The Company has also restructured the businesses to reduce overhead costs and take advantage of core competencies. This included the final elimination of the Campana Data operation by October 2002.

     The Company has refocused on its core business of providing payment processing solutions and the Company's GO Software subsidiary continues to show growth and achieved record revenues during the last two quarters of fiscal 2003. In March 2003, the Company also announced the formation of Tectonic, a division to provide technology products to the construction industry. Company management believes that they possess a core expertise in this area which will lead to a new growth area for the Company.

     On June 16, 2003, the Company entered into a $500,000, receivables based line of credit with a bank. In addition, certain board members have formally committed to infuse the Company with up to $500,000 on an as needed basis for working capital purposes through June 30, 2004. The Company is also considering raising additional capital through investment banking resources. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and the common stockholders may experience dilution. The Company cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available credit lines or other loan facilities in place, although we believe that current cash reserves and cash flow from operations in the normal course of business in conjunction with the line of credit and commitment by board members will be adequate through June 2004. At a minimum, this will require the sustainability of current revenue levels, which we believe is likely, though no absolute assurances can be given for this. If we cannot maintain current revenue levels, immediate action to reduce costs will be required unless additional capital resources can be obtained.

OFF BALANCE SHEET ARRANGEMENTS

     The Company has not identified any off balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123". This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of January 1, 2003.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any effect on the Company's consolidated financial position or result of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and expects FIN 46 will not have any effect on the Company's consolidated financial position or result of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of this Statement will not have any significant effect on the Company's consolidated financial position or result of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The statement is effective for most financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our first quarter for fiscal 2004. Management believes that the adoption of this Statement will not have a significant impact on the Company's consolidated financial position or result of operations.

FACTORS AFFECTING FUTURE RESULTS

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

     These and other statements that are not historical facts are based largely on management's current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Some of such risks and uncertainties are described below:

The Company may be unable to fund additional capital requirements.

     Although the Company currently has sufficient cash for operations, additional financing through debt or equity may be required to maintain and support our operations and to expand our offerings, particularly with respect to our new Tectonic division. The Company may not be able to obtain such financing on acceptable terms when and if required. The Tectonic division will initially utilize external consulting personnel for development until such time as it develops a sustainable business.

The Company's success depends on its ability to compete in the highly competitive information technology industry.

     The Company's success depends on its ability to compete in an industry that is intensely competitive and subject to rapid change. The Company's management believes that the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, professional services capabilities and delivery of reliable product support are essential to establishing and maintaining its market position. Based on our industry knowledge, we believe that we are the dominant company in the United States in the IBM midrange market in terms of number of licenses granted for payment processing software. Competition in the IBM midrange market is expected to grow and companies with greater resources than we have may enter the market. Management also believes that we have significant market share in payment processing software on Microsoft platforms. The Company's GO Software, Inc. subsidiary, markets payment processing software for computer systems running Windows, Unix, and Linux. Management cannot assure you that our competitors will not develop technologies that are similar to ours. IC Verify, a product line of

First Data Corp and IAuthorize, a product line of Atomic Software are two other payment processing software products offered in this market. Some of our competitors are much larger and more established and are better capitalized, leaving us at a substantial disadvantage.

     If the Company fails to compete successfully, our business and financial prospects may be materially adversely affected. The market for our transaction processing systems and services is also highly competitive. Some of our current and potential competitors in this market have longer operating histories and substantially greater competitive resources than we have. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to sales, marketing and product development. As the markets in which we compete have matured, product price competition has intensified and we believe that this intensity will continue. Price competition could adversely affect our results of operations. The Company may be unable to compete successfully with existing or new competitors.

If the Company is unable to adjust to rapid technological change and to introduce new products and services, it could incur further losses.

     The information technology industry is characterized by rapid technological advances, numerous changes in customer requirements and frequent new product introductions and enhancements that could disrupt our business and render our products obsolete. Because of the potentially rapid changes in the market, the life cycle of the Company's products is difficult to estimate. Products, capabilities or technologies others develop may render the Company's products or technologies obsolete or noncompetitive or shorten the life cycle of the Company's products. In attempting to satisfy this industry's demands, the Company may incur substantial costs that may not result in increased revenues due to the short life cycles for our products. Satisfying the increasingly sophisticated needs of our customers requires developing and introducing enhancements to our products and technologies in a timely manner that keeps pace with technological developments, emerging industry standards and customer requirements while keeping products priced competitively. Failure by the Company to develop and introduce new or enhanced products that compete with other available products could materially and adversely affect our business, results of operations and financial condition.

Company operating results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.

     It is difficult to forecast revenues from the Company's software products and services accurately because of the unpredictability inherent in:

     o    the timing of orders from our customers;
     o    customer spending patterns and budgetary constraints;
     o    our ability to generate new customers;
     o    the evolving product lifecycle of our products;
     o    the timing of introductions of or enhancements to our products;
     o    changes in our pricing policies or those of our competitors;
     o our ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;
     o    our  ability to  attract,  retain and  motivate  qualified  personnel,
          particularly   within  our  sales  and   marketing  and  research  and
          development organizations;
     o    the start-up nature of our Tectonic division;
     o the evolving nature of our Tectonic division products including market acceptance;
     o the publication of opinions or reports about the Company, its products, our competitors or their products;
     o    unforeseen events affecting the market;
     o    changes in general economic conditions;
     o    the integration of acquisitions;
     o actions our competitors take, including new product introductions and enhancements; and
     o    the Company's ability to control costs.

     In addition, Company management bases the expense levels, which are relatively fixed in the short term, in significant part on our expectations of future product revenues and service demands. If demand for Company products and services are below expectations, Company results of operations could be adversely affected.

Delays in the introduction of our products could cause the Company to lose, or fail to gain, market share.

     The Company has previously experienced delays in developing and introducing new products, and may experience delays in the future. A delay in any potential product development and introduction may have an adverse effect on the product's success and on the Company's reputation and results of operations. In particular, we are developing products to support our Tectonic division which focuses on the construction industry. Delays in the introduction of products to support Tectonic as well as market acceptance of our Tectonic product line may have an adverse affect on the Company. Additionally, competitors may introduce products and gain market share during any delays. Our failure to introduce new products and product enhancements that respond to market conditions and customer requirements may have an adverse effect on the Company's business, results of operations and financial condition. Furthermore, our complex software products may contain undetected errors when first introduced or when new versions are released. Current and future releases of our products may contain errors that will result in loss or delay of market acceptance of Company products.

Illegal use of the Company's proprietary technology could result in substantial litigation costs and divert management resources.

     Much of our future success depends on our ability to protect our proprietary technology. The Company relies principally on trade secret and copyright law, as well as nondisclosure agreements and other contractual arrangements, to protect its proprietary technology. However, these measures may be inadequate to protect our technologies from infringement by others or prevent misappropriation of our proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we fail to or are unable to protect our proprietary or licensed technologies, it could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the steps we have taken will prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as a plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not the litigation is resolved in our favor, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's websites, information systems and software products may be targeted by hackers.

     Like other companies, our websites, information systems and software products may be targets for sabotage, disruption or misappropriation by hackers. As a Company offering payment processing solutions we may be a higher profile target. Although we believe we have sufficient controls in place to prevent disruption and misappropriation, and to respond to such situations, we expect these efforts by hackers to continue. In addition, these attacks may also continue directly against customers that utilize our software products. If these efforts are successful, our operations, reputation and sales could be adversely affected.

The Company's operating results will depend on successful product development.

     The Company's continued success depends on its ability to develop, produce and transition technologically complex and innovative products that meet customer needs. Inherent in this process are various risks that we must manage to achieve favorable operating results. The process of developing new technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The Company's products, once developed, must be distributed in sufficient volumes at acceptable costs to meet demand. The development of these products involves risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, commercialization, technology and other risks.

Market acceptance of the Company's products and services will be impeded if we do not continue to establish and maintain strategic relationships.

     The Company has established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and to the implementation of our products. Failure to maintain existing strategic relationships with alliance partners, or to establish new relationships in the future, could have a material adverse effect on our business. Our current and potential customers may also rely on third-party systems integrators to interface application software with our products. If we do not adequately train a sufficient number of system integrators, or if these integrators do not have, or do not devote, the resources necessary to implement our products, our business, operating results and financial condition could be materially and adversely affected.

The Company's success depends on its ability to hire and retain technical personnel and key employees.

     The Company's success depends in part on our ability to attract, hire, train and retain qualified managerial, technical, and sales and marketing personnel. Competition for these types of personnel is intense. We may be unsuccessful in attracting and retaining the technical personnel we require to conduct and expand our operations successfully.

In some instances the Company has experienced difficulties in integrating the operations of companies that it has acquired.

     Integrating the business operations of the companies that have been acquired, or that we may acquire, has been and may continue to be a complex, time-consuming and expensive process. The Company may also experience difficulty in retaining key employees of those companies. After each acquisition, we must operate as a combined organization using common information and communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. There may be difficulties, costs and delays involved in integrating the companies that we acquire, including distracting management from the business, potential incompatibility of corporate cultures and costs and delays in implementing common systems and procedures.

Company growth has and may continue to depend on our ability to identify and make appropriate acquisitions.

     Part of our growth strategy is based on our ability to acquire companies that are likely to promote our business objectives. Since 2001, we have made three such acquisitions. The Company may not be able to identify or acquire additional companies on terms agreeable to us, if at all. Failure by the Company to make such acquisitions on agreeable terms may have a material adverse effect on the Company's business, its ability to compete and ability to operate profitably. In addition, the companies acquired may affect our business adversely or in unforeseen ways

The market price of our common stock is highly volatile and several factors that are beyond our control could adversely affect its market price.

     The Company's stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community's expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

     o announcements of new products or services offered by the Company or its competitors;
     o    actual or anticipated variations in quarterly operating results;
     o    changes in financial estimates by securities analysts;
     o changes in the market's perception of the Company's or the nature of its business;
     o    sales of our common stock;
     o    loss of key customer or distributor relationships;

     o general conditions in the computer software industry and/or the transaction processing industry; or
     o    other events or factors.

Furthermore, in recent years, the stock market in general, and the market for shares of stock in technology companies in particular, has experienced extreme price fluctuations. These fluctuations could materially and adversely affect the market price of our common stock in the future.

Shares eligible for future sale, the release of escrowed shares and the exercise of options and warrants may adversely affect the market for our common stock.

     The Company has issued shares and will issue additional shares considered "restricted securities" that may only be sold pursuant to Rule 144 of the Securities Act of 1933 or another available exemption from registration, unless we register the shares for sale to the public. These shares include up to 3,765,930 shares of common stock that are issued and outstanding and that are being held in escrow and are subject to release based upon certain terms and conditions. The sale in the public market of our common stock may adversely affect prevailing market prices of the common stock. The exercise of outstanding options and warrants will dilute the percentage ownership of our stockholders. Sales in the public market of common stock underlying such options or warrants may adversely affect prevailing market prices of common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected in such a case because the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities.

Some  of  the  Company's   stockholders  have  control  over  matters  requiring
stockholder approval.

     Some of the Company's current officers and directors together beneficially own a majority of our outstanding common stock and are able to control matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

The Company's certificate of incorporation limits director liability.

     As permitted by Delaware law, the Company's Certificate of Incorporation limits the liability of the Company's directors to its management or to its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

The Company does not pay, or plan to pay, dividends.

     The Company has not paid dividends in the past. The Company intends to retain future earnings to finance the development and expansion of its business and does not anticipate paying any cash or stock dividends on its capital stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, operating results and capital requirements.

ITEM 7.   FINANCIAL STATEMENTS

The information required by this item appears beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding our executive officers and directors.

NAME                       AGE    POSITION                        DIRECTOR SINCE
----                       ---    --------                        --------------
Charles A. McRoberts       53     Director                             2000
John W. McRoberts          50     Director                             2000
Charles Pecchio, Jr.       56     Chairman of the Board                2000
Arol R. Wolford            50     President, Chief Executive
                                  Officer, and Director                2001
Theo P. VanderBoom         56     Director                             2002
Laura C. Rogers            43     Director                             2002
Sherwin Krug               37     Chief Financial Officer              N/A

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

     JOHN W. MCROBERTS (brother of Charles A. McRoberts) serves as a director and is a member of both the Audit Committee and Compensation Committee. He served as a director of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000. Since July 2003, he has served as Chairman of the Board of Directors, President and Chief Executive Officer of Meadowbrook Healthcare, Inc., a privately-owned healthcare services company operating in the physical rehabilitation industry. Since December 2000, he has been the Managing Member of CannonGate Partners LLC, a private equity firm. Since 1999 he has served as a director of Foresite LLC, a privately-owned company that owns, leases and develops communication towers. He was a co-founder, and served as President and Chief Executive Officer of Capstone Capital Corporation, a NYSE listed real estate investment trust, from 1993 to 1998, when Capstone was acquired by Healthcare Realty Trust for $900 million. Prior to that, Mr. McRoberts was a senior officer of AmSouth Bank of Alabama (formerly AmSouth Bank N.A.), where he was employed from 1977 to 1993.

     CHARLES PECCHIO, JR., has served as Chairman of the Board since July 2002. He served as a director of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000 and served as President of the Company through January 2002 and Chief Executive Officer of the Company through June 2002. Since 1993, he has provided several companies with consulting services related to business development, mergers, and acquisitions. In 2002, Mr. Pecchio founded Community Catalyst Corporation (CCC), a non-profit organization that serves youth, senior citizens, and the handicapped, and he serves as Chairman of CCC. Since 2002, he also has served as a director of 3001, Inc., a spatial data services company based in Louisiana. From 1992 to 2002, he served as a director of Hoffman & Co, Inc., a provider of photogrammetric, computer mapping and GIS services. From 1988 to 1992, he served as a director of Spiro International SA, a Swiss public company, and as an officer and director of several affiliated companies. Mr. Pecchio's previous experience includes financial, sales, and management positions with IBM Corporation, General Computer Corp., TeleVideo Systems, and NEC Information Systems.

     AROL R. WOLFORD has served as President since February 2002, as Chief Executive Officer since July 2002, and as a director since October 2001. He also serves as Chairman of Realty Empowerment Systems, a provider of technology tools to real estate professionals. He also serves as a director of Campbell-Stone, a non-profit provider of residential housing and services to senior adults. In 1980, he established Construction Market Data (CMD Group) in Atlanta, Georgia, and served as President until December 2001. CMD is a provider of quality project news, building product information, and cost data for the international construction industry. In May 2000, CMD Group was acquired for $300 million by Cahners Business Information, a part of the London based Reed Elsevier.

     THEO P. VANDERBOOM serves as a director and is Chairman of the Audit Committee and is also a member of the Compensation Committee. He also serves as a director and Chief Financial Officer of Realty Empowerment Systems, a provider of technology tools to real estate professionals. From 1996 to 2001, he served as Chief Financial Officer of CMD Group. From 1982 to 1996, Mr. VanderBoom was with Southam Business Communications, Inc., where he served as Vice President of several Southam subsidiaries in Canada and the United States. Mr. VanderBoom earned a BS in mathematics and an MBA from York University and is a Certified Management Accountant.

     LAURA C. ROGERS serves as a director and is Chairman of the Compensation Committee and is also a member of the Audit Committee. She is currently the founder and CEO of PinnaclePay Merchant Services, Inc. a payment processing company. From 1995 to 2002, she was with Paymentech, L.P., a processor of payment transactions. At Paymentech, she held management and executive positions in product management and marketing from 1995 to 2000. From 2000 to 2002, she served as Chief Administrative Officer, responsible for human resources, corporate training, employee communications, legal, quality management, and mergers and acquisitions. From 1985 to 1995, Ms. Rogers was with Global Payment Systems (formerly National Data Corporation), a processor of payment transactions, where she held positions in human resources and then served as Director of Strategy Management for Retail Integrated Payment Systems.

     SHERWIN KRUG has served as Chief Financial Officer since January 2003. Prior to joining ROI as Chief Financial Officer, from 1998 to 2002, Mr. Krug served as Vice President of Finance and Chief Financial Officer for CMD Group. Prior to CMD Group, from 1989 to 1998 Mr. Krug was an audit Senior Manager with Ernst & Young in their Entrepreneurial Services Group both in Johannesburg, South Africa, and Atlanta, Georgia. Mr. Krug holds a Bachelor of Commerce degree from the University of the Witwatersrand and a Bachelor of Accounting Science Honors from the University of South Africa. He is a Chartered Accountant, is a member of the Association of Chartered Accountants in the United States, and is an associate member of the Georgia Society of CPAs.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Compensation Committee comprises Laura C. Rogers (Chairman), Theo P. VanderBoom and John W. McRoberts. The Compensation Committee has the authority to review all compensation matters relating to the Company. Compensation
Committee members are precluded from reviewing or being present during discussions of any compensation matters relating to any relatives in the Company.

     All of the directors presently serve on the Stock Option Committee. The Stock Option Committee has full power and authority to interpret the provisions of and supervise the administration of the Company's Stock Option Plans.

     The Audit Committee consists of Theo P. VanderBoom (Chairman), Laura C. Rogers and John W. McRoberts. The Audit Committee recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements and approves any special assignments given to such accountants. The Audit Committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of our internal accounting staff.

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

DIRECTOR COMPENSATION

     Independent Directors receive 25,000 stock options on joining the Board of Directors. The exercise price of the options is equal to the fair market value of the common stock on the date of grant and the options vest on the two-year anniversary of the grant date and expire ten years from the date of grant. No additional monetary compensation is given for serving on the Board of Directors or on a committee.

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

     Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during fiscal 2003, all Reporting Persons complied with all applicable filing requirements, except as follows:

     Form 3 - Initial filings:  Messrs. Arol R. Wolford, Theo P. Vander Boom and
          Sherwin Krug and Ms. Laura C. Rogers.
     Form 4 - Filings on the granting of stock options: Messrs. Arol R. Wolford,
          Theo P. Vander Boom and Sherwin Krug and Ms. Laura C. Rogers.
     Form 5 - Annual filing:  Messrs.  Arol R. Wolford,  Theo P. Vander Boom and
          Sherwin Krug and Ms. Laura C. Rogers.

     All filings were made current prior to the issuance of this report.

ITEM 10.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation earned by certain executive officers serving at the end of fiscal 2003. None of our other executive officers who served in fiscal 2003 earned $100,000 in aggregate compensation for that year.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                        ---------
                                        ANNUAL COMPENSATION        COMPENSATION AWARDS
                                        -------------------        -------------------

   NAME AND PRINCIPAL       FISCAL                                SECURITIES UNDERLYING
   ------------------       ------                                ---------------------
        POSITION             YEAR        SALARY      BONUS               OPTIONS
        --------             ----        ------      -----               -------

Charles Pecchio, Jr.         2003       $90,000    $ 90,000                 --
Chairman of the Board (2)    2002       $87,083    $382,606 (1)
                             2001       $85,000    $113,997 (1)             --

Arol R. Wolford              2003       $90,000    $ 90,000              425,000
President and CEO (3)        2002       $15,000    $ 15,000                 --

     (1)  Includes sales commissions
     (2) Mr. Pecchio served as President through January 2002 and as CEO through June 2002. He is currently Chairman of the Board.
     (3) Mr. Wolford has served as President since February 2002 and as CEO since July 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all individual grants of stock options during the fiscal year ended June 30, 2003, to each of the Named Executive
Officers:

                          NUMBER OF     PERCENT OF
                         SECURITIES    TOTAL OPTIONS
        NAME AND         UNDERLYING     GRANTED TO     EXERCISE OR
   PRINCIPAL POSITION      OPTIONS     EMPLOYEES IN     BASE PRICE    EXPIRATION
   ------------------      GRANTED      FISCAL YEAR    PER SHARE(1)      DATE
                           -------      -----------    ------------      ----
Arol R. Wolford           175,000(2)       16.7%           $2.00       7/26/2012
President and CEO         250,000(3)       23.9%            1.00        3/1/2013

(1) The exercise price of the options was equal to or greater than fair market value of the underlying stock on the date of grant.
(2) Grant becomes vested and exercisable in a period two years from the date of grant.
(3) Grant becomes vested and exercisable in a period of one year from date of grant.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES
   NAME AND             SHARES                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
   PRINCIPAL         ACQUIRED ON      VALUE                OPTIONS AT             IN-THE-MONEY OPTIONS AT
   POSITION            EXERCISE      REALIZED            FISCAL YEAR END               FISCAL YEAR END
   --------            --------      --------            ---------------               ---------------

                                                   EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                                                   -----------   -------------   -----------  -------------
Arol R. Wolford           --           $ --             --           425,000          --        $ 215,000
President and CEO

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

     Under the Employment Agreement between the Company and Arol R. Wolford effective February 1, 2002, and amended as of July 1, 2002, the Company has agreed to pay Mr. Wolford an annual base salary of $90,000 and a performance bonus as determined by the Company's Compensation Committee and ratified by the Board of Directors. Mr. Wolford will also be paid an annual bonus draw of $90,000 against the performance bonus. Any bonus draw in excess of the total amount of the actual performance bonus earned by Mr. Wolford for each fiscal period shall not be recoverable by the Company. The agreement requires a minimum performance of 20 hours per week. If Mr. Wolford's employment under the Employment Agreement is terminated by the Company other than for cause, or if a change of control occurs, or if Mr. Wolford terminates his employment for good reason, Mr. Wolford shall be paid by the Company a $360,000 termination payment over a period of two years. If Mr. Wolford's employment is terminated for any reason, Mr. Wolford has agreed that, for one year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his Employment Agreement or assist any business in attempting to do so or provide services to any business located in Florida, Georgia, Illinois or New York which is engaged in or conducts a business selling products or performing services substantially the same as the products sold or services performed by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 22, 2003 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and (iv) all current directors and officers as a group. Unless otherwise indicated the address for each person listed is the address of the Company.

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

NAME OF BENEFICIAL OWNER                       COMMON STOCK
/RELATIONSHIP TO COMPANY                       NO. OF SHARES    PERCENT OF CLASS
------------------------                       -------------    ----------------
Charles A. McRoberts/Director                  2,304,842 (1)          20.4%
John W. McRoberts/Director                     1,645,451 (2)          14.5%
Charles Pecchio, Jr./Chairman of the Board     1,633,389 (3)          14.4%
Arol R. Wolford/President, CEO, Director         727,456               6.4%
Sherwin Krug/CFO                                      --                --
Laura C. Rogers/Director                              --                --
Theo P. VanderBoom/Director                           --                --
                                               ---------------------------------
All current executive officers and
  directors as a group (7 persons)             6,311,138              55.7%
                                               ---------------------------------

(1) Includes 6,000 shares of common stock held by his spouse, 16,200 shares of common stock held by his minor children, and 1,553,485 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.
(2) Includes 60,000 shares of common stock held by his spouse, 8,000 shares of common stock held by his minor children, and 941,412 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.
(3) Includes 11,331 shares of common stock held by his spouse and 1,271,033 shares held in escrow that can be voted but not sold until either the Company is acquired or certain milestones are achieved.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 3, 2003, the Company sold 80,000 unregistered shares of the Company's common stock to the Chief Executive Officer of the Company at $1.25 per share for a total purchase price of $100,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately follows the signature page and is incorporated herein by reference.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

     On May 9, 2003, the Company furnished a Form 8-K which attached a press release announcing the Company's financial results for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RETURN ON INVESTMENT CORPORATION

Date: September 26, 2003
                                        By: /s/ Arol R. Wolford
                                            ---------------------------------
                                        Arol Wolford
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                         TITLE                                  DATE

/s/ Arol R. Wolford          President, Chief Executive      September 26, 2003
------------------------     Officer and Director
Arol R. Wolford              (Principal Executive
                             Officer)

/s/ Sherwin Krug             Chief Financial Officer         September 26, 2003
------------------------     (Principal Financial and
Sherwin Krug                 Accounting Officer)


/s/ Charles Pecchio, Jr.     Chairman of the Board           September 26, 2003
------------------------
Charles Pecchio, Jr.


/s/ Charles A. McRoberts     Director                        September 26, 2003
------------------------
Charles A. McRoberts


/s/ John W. McRoberts        Director                        September 26, 2003
------------------------
John W. McRoberts


/s/ Theo P. VanderBoom       Director                        September 26, 2003
------------------------
Theo P. VanderBoom


/s/ Laura C. Rogers          Director                        September 26, 2003
------------------------
Laura C. Rogers

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION

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

3.1A Certificate of Amendment to the Certificate of Incorporation of Return On Investment Corporation, a Delaware corporation (filed herewith).

3.2 By-laws, as amended October 29, 2001, of Return On Investment Corporation, a Delaware corporation (incorporated by reference to exhibit 3.1 to Return On Investment Corporation's Report on Form 10-QSB, filed February 14, 2002).

10.1*     Return  On   Investment   Corporation   2003  Stock   Incentive   Plan
          (incorporated by reference to Appendix B to the Return On Investment Corporation's Definitive Proxy Statement filed April 9, 2003).

10.2* ROI Corporation Common Stock Long Term Incentive Plan (incorporated by reference to exhibit 10.3 to Return On Investment Corporation's Annual Report on Form 10-KSB, filed October 2, 2001).

10.3*     Employment  Agreement,  dated as of February  1, 2002,  by and between
          Return On Investment Corporation and Charles Pecchio, Jr. (incorporated by reference to Exhibit 10.1 to Return On Investment Corporation's Annual Report on Form 10-KSB, filed September 30, 2002).

10.3A* Amendment to Employment Agreement, dated as of July 1, 2002, by and between Return On Investment Corporation and Charles Pecchio, Jr. (incorporated by reference to Exhibit 10.1A to Return On Investment Corporation's Annual Report on Form 10-KSB, filed September 30, 2002).

10.4* Employment Agreement, dated as of February 1, 2002, by and between Return On Investment Corporation and Arol Wolford (incorporated by reference to Exhibit 10.5 to Return On Investment Corporation's Annual Report on Form 10-KSB, filed September 30, 2002).

10.4A* Amendment to Employment Agreement, dated as of July 1, 2002, by and between Return On Investment Corporation and Arol Wolford (incorporated by reference to Exhibit 10.5A to Return On Investment Corporation's Annual Report on Form 10-KSB, filed September 30, 2002).

21.1      List of subsidiaries of the Company (filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan.

                                                                       RETURN ON
                                                          INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                    ============================================================
                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

                                       F1

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                                        CONTENTS

================================================================================

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F3


     CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated balance sheets                              F4 - F5

          Consolidated statements of loss                          F6

          Consolidated statements of stockholders' equity          F7

          Consolidated statements of cash flows                    F8

          Notes to consolidated financial statements               F9 - F23

                                       F2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Return On Investment Corporation and Subsidiaries d/b/a ROI Corporation

We have audited the accompanying consolidated balance sheets of Return On Investment Corporation and subsidiaries d/b/a ROI Corporation as of June 30, 2003 and 2002, and the related consolidated statements of loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROI Corporation and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4, during 2003 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other
Intangible Assets"

                                                     /s/ BDO Seidman, LLP

Atlanta, Georgia
August 15, 2003

                                       F3

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

June 30,                                                    2003            2002
--------------------------------------------------------------------------------

ASSETS

CURRENT
   Cash and cash equivalents                        $    347,339    $    815,155
   Accounts receivable, less allowance for
     doubtful accounts of $65,953 and $134,674,
     respectively (Note 12)                              835,771         793,659
   Prepaid expenses and other current assets             107,957         127,036
--------------------------------------------------------------------------------

Total current assets                                   1,291,067       1,735,850

PROPERTY AND EQUIPMENT, NET (Note 3 and 11)              335,475         692,639

GOODWILL AND OTHER INTANGIBLES, NET (Note 4)           1,138,972       2,346,392
--------------------------------------------------------------------------------

                                                    $  2,765,514    $  4,774,881
================================================================================

                    See accompanying notes to consolidated financial statements.

                                       F4

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

June 30,                                                             2003             2002
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $    123,950     $    392,857
   Accrued expenses (Note 8)                                      805,034          342,131
   Note payable- stockholder (Note 5)                              85,000               --
   Deferred revenue                                             1,002,182          914,226
   Line of credit (Note 6)                                             --               --
   Other financing, net of unamortized
     discount (Note 7)                                            358,336          250,000
------------------------------------------------------------------------------------------

Total current liabilities                                       2,374,502        1,899,214

------------------------------------------------------------------------------------------

Total liabilities                                               2,374,502        1,899,214
------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 9, 12, and 13)              --               --

STOCKHOLDERS' EQUITY
   Common stock, .01 par value (25,000,000 shares
     authorized, 11,323,494 and 11,093,780 outstanding)           113,235          109,285
   Additional paid-in capital                                  11,353,496       10,706,926
   Accumulated deficit                                        (11,075,719)      (7,940,544)
------------------------------------------------------------------------------------------

Total stockholders' equity                                        391,012        2,875,667
------------------------------------------------------------------------------------------

                                                             $  2,765,514     $  4,774,881
==========================================================================================

                    See accompanying notes to consolidated financial statements.

                                       F5

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                 CONSOLIDATED STATEMENTS OF LOSS

================================================================================

Years ended June 30,                                                      2003             2002
-----------------------------------------------------------------------------------------------

REVENUE
   License fees                                                   $  5,420,108     $  5,344,730
   Support and update services                                       1,641,956        1,256,366
   Consulting fees                                                     799,198        1,820,200
-----------------------------------------------------------------------------------------------

Total revenue                                                        7,861,262        8,421,296
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES
   General and administrative (including non-cash compensation
   expense of $78,020 in 2003 and $149,983 in 2002)                  5,825,637        7,135,484
   Sales and marketing                                               1,828,938        1,830,936
   Research and development                                          1,325,531        1,298,169
   Depreciation and amortization (Notes 4 and 11)                    1,697,877        1,492,622
   Impairment of long-lived assets (Note 4)                                 --          986,290
-----------------------------------------------------------------------------------------------

Total operating expenses                                            10,677,983       12,743,501
-----------------------------------------------------------------------------------------------

Operating loss                                                      (2,816,721)      (4,322,205)

Interest income                                                         14,674            8,600
Interest expense                                                      (333,128)        (250,148)
-----------------------------------------------------------------------------------------------

NET LOSS                                                            (3,135,175)      (4,563,753)

REDEMPTION OF REDEEMABLE COMMON STOCK (Note 2)                              --         (110,000)
-----------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO STOCKHOLDERS                               $ (3,135,175)    $ (4,673,753)
================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                  $      (0.28)    $      (0.44)
================================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                                 11,236,535       10,649,406
================================================================================================

                    See accompanying notes to consolidated financial statements.

                                       F6

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                                                   Redeemable
                                       Common Stock               Common Stock          Additional
                                -------------------------  --------------------------     Paid-In     Accumulated
                                   Shares       Amount        Shares        Amount        Capital        Deficit         Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 2001            9,747,974    $  97,480     1,000,000    $ 2,340,000    $ 6,984,223   $ (3,266,791)   $ 6,154,912

   Redemption of
   Redeemable common
   stock (Note 2)                  166,667           --      (166,667)      (390,000)            --       (110,000)      (500,000)

   Issuance of common stock
   for compensation (Note 2)        42,806          428            --             --        149,555             --        149,983

   Recharacterization of
   redeemable common
   stock (Note 2)                  833,333        8,333      (833,333)    (1,950,000)     1,941,667             --             --

   Issuance of warrants in
   Connection with debt
   Financing (Note 7)                   --           --            --             --      1,000,000             --      1,000,000

   Common stock sold to
   board members                   300,000        3,000            --             --        597,000             --        600,000

   Reissuance of common
   stock redeemed                       --           14            --             --         34,421             --         34,435

   Stock options exercised           3,000           30            --             --             60             --             90

   Net loss                             --           --            --             --             --     (4,563,753)    (4,563,753)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002          11,093,780    $ 109,285            --    $        --    $10,706,926   $ (7,940,544)   $ 2,875,667

   Repurchase and
   cancellation of
   common stock under             (257,194)      (2,572)           --             --             --             --         (2,572)
   earn-out (Note 2)

   Issuance of common stock
   for compensation (Note 2)        60,502          605            --             --         67,762             --         68,367

   Surrender of shares by
   Former stockholder
   (Note 2)                       (115,500)      (1,155)           --             --             --             --         (1,155)

   Stock option
   Compensation expense
   and Other                       106,906        2,722            --             --         10,658             --         13,380

   Common stock sold to
   Employees                       435,000        4,350            --             --        568,150             --        572,500

   Net loss                             --           --            --             --             --     (3,135,175)    (3,135,175)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003          11,323,494    $ 113,235            --    $        --    $11,353,496   $(11,075,719)   $   391,012
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                       F7

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Years ended June 30,                                       2003            2002
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss                                        $ (3,135,175)   $ (4,563,753)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                  1,697,877       1,492,622
       Interest accretion on warrants, net (Note 7)     333,333         250,000
         Non-cash referral fees (Note 7)               (126,569)             --
       Non-cash compensation                             78,020         149,983
       Impairment of long-lived assets (Note 4)              --         986,290
       Provision for doubtful receivable                     --         350,000
       Changes in working capital items:
         Accounts receivable                            (42,112)        719,770
         Prepaid expenses and other current assets       19,079          55,675
         Accounts payable                              (268,907)        143,330
         Accrued expenses                               478,777        (270,182)
         Deferred revenues                               87,956        (564,265)
--------------------------------------------------------------------------------

Cash used in operating activities                      (877,721)     (1,250,530)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Purchase of property and equipment                  (133,293)       (101,307)
--------------------------------------------------------------------------------

Cash used in investing activities                      (133,293)       (101,307)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from the issuance of common stock           572,500         634,435
   Repayments of long term debt                         (15,874)        (11,564)
   Proceeds from stockholder loan (Note 5)               85,000              --
   Repayment under debt financing agreement (Note 7)    (98,428)             --
   Proceeds from debt financing agreement (Note 7)           --       1,000,000
   Redemption of redeemable common stock                     --        (500,000)
   Proceeds from the exercise of stock options               --              90
   Repayments under note payable                             --        (200,000)
--------------------------------------------------------------------------------

Cash provided by financing activities                   543,198         922,961
--------------------------------------------------------------------------------

NET  DECREASE IN CASH AND CASH EQUIVALENTS             (467,816)       (428,876)

CASH AND CASH EQUIVALENTS, beginning of year            815,155       1,244,031
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year             $    347,339    $    815,155
================================================================================

                    See accompanying notes to consolidated financial statements.

                                       F8

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

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

In conjunction with a reverse merger on August 10, 2000, with Net/Tech International, Inc. ("NTTI"), a total of 3,765,930 shares of common stock were placed in escrow in the names of two officers of the Company and one director. Those shares represent the balance of shares issued by NTTI for these individuals' prior proportionate interest in ROI. The shares, since issued, have been fully voting and subject to all the rights and privileges afforded to all stockholders. These shares will be released from escrow once each year at the rate of one share for each $2.40 in the Company's net profit before taxes for each fiscal year over a six year period ending 2005. There is no requirement for the officers to remain employees of the Company in order to receive their escrowed shares.

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

ACCOUNTS RECEIVABLE

Accounts receivable represent customer obligations due under normal trade terms. The Company sells its products primarily through resellers and independent sales organizations. The Company performs continuing credit evaluations of its customers' financial condition and depending on the term of credit, the amount of the credit granted and management's past history with a customer, the Company does not require the debtor to pledge collateral for the receivable in the ordinary course of business. Management reviews accounts receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in

                                       F9

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, it believes the Company's allowance for doubtful accounts as of June 30, 2003 and 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term and the estimated useful lives of the related assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible  assets  consist  primarily  of  acquired   technology,   proprietary
concepts, customer lists, contracts and goodwill related to acquisitions accounted for under the purchase method of accounting. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. In accordance with this policy, certain assets were written down as described in Note 4.

Amortization of purchased intangibles is provided on the straight-line basis as follows:

Acquired technology               3 years
Contracts                         2 years

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142,
"Goodwill  and  Other  Intangible  Assets",   the  Company  no-longer  amortizes
goodwill.

STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company presents the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS No. 123 had been adopted.

                                      F10

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

Based on the additional disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment to SFAS 123", the following illustrates the assumptions and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123.

--------------------------------------------------------------------------------
Years Ending June 30,                              2003                    2002
--------------------------------------------------------------------------------
Net loss, applicable to common
stockholders, as reported
                                            $(3,135,175)            $(4,673,753)
Add stock-based employee
compensation expense included in
reported net earnings
                                                 13,380                       -
Less total stock-based employee
compensation expense determined
under fair value based methods
for all awards                                 (721,018)                (72,487)
--------------------------------------------------------------------------------
Pro forma                                    (3,842,813)             (4,746,240)
================================================================================

Basic and diluted loss per
  share, as reported                        $     (0.28)            $     (0.44)

Pro forma                                   $     (0.34)            $     (0.45)
================================================================================

The fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Years Ending June 30,                              2003                    2002
--------------------------------------------------------------------------------

Risk free interest rate                           1.60%                   2.76%
Volatility factor                                  129%                    100%
Expected option life                                 2                       2
================================================================================

The weighted average fair value of options granted during the years ended June 30, 2003 and 2002 was $1.49 and $1.84 per share, respectively.

REVENUE RECOGNITION

The Company recognizes revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where we have future obligations, if such obligations are insignificant, related costs are accrued immediately. If the

                                      F11

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", and under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues are generated from professional consulting and training services and are recognized as the services are performed.

The historical rate of return for the Company's software products is negligible. The Company also offers demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. The Company did not have any transactions in 2003 or 2002 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that it licensed software or provided services to that organization.

ADVERTISING COSTS

Advertising costs are expensed during the period in which they are incurred. Total advertising expenses for the fiscal years ended June 30, 2003, and 2002 were $206,501 and $196,259, respectively.

SHIPPING AND HANDLING FEES

In accordance with Emerging Issues Task Force ("EITF") 00-10, the Company records all shipping and handling fees associated with shipping and handling its licensed software to customers in general and administrative expenses.

                                      F12

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Historically, the costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant and to date, the Company has not capitalized any costs related to the development of software for external use.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

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

As a result of the net losses incurred in the years ended June 30, 2003 and 2002, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                      2003               2002
--------------------------------------------------------------------------------

Stock options                                    1,243,317            260,442
Warrants                                         1,866,664          2,116,664
--------------------------------------------------------------------------------

                                                 3,109,981          2,377,106
================================================================================

                                      F13

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's consolidated financial position or result of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial position or result of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on its consolidated financial position or result of operations.

                                      F14

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of January 1, 2003.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on the Company's consolidated financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and expects FIN 46 to not have a significant effect on its consolidated financial position or result of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position or result of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The statement is effective for most financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our first quarter for fiscal 2004. Management believes that the adoption of this Statement will not have a significant impact on the Company's consolidated financial position or result of operations.

                                      F15

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

2.   EARN-OUT PROVISIONS AND REDEEMABLE COMMON STOCK

In conjunction with certain of the Company's past acquisitions, a total of 300,000 shares were contingently issuable based on the achievement of certain earn out provisions in future periods. In accordance with these provisions, a total of 42,806 and 60,502 shares were earned by a former stockholder of Net400, Inc. during fiscal 2002 and 2003, respectively. In accordance with APB 16, these shares were determined to be compensation for services and as such, the fair value of the common stock received was expensed.

At June 30, 2002, the former stockholders of S.A.F.E. Systems, Inc. ("S.A.F.E.") had not achieved their earn-out provisions and, as such, all 100,000 escrowed shares were forfeited and have been repurchased by the Company at the par value of $0.01 per share. The remaining shares held under the Net400 earn out agreement which expired on January 31, 2003 were cancelled. On March 25, 2003, the former majority stockholder of S.A.F.E. returned 115,500 shares of the Company's issued and outstanding common stock back to the Company. The stock related to part of the original consideration received by the stockholder for the sale of S.A.F.E. to the Company. The return of stock was agreed to by the stockholder and the Company for mutual releases and covenants not to sue resulting from the original transaction.

On May 14, 2001, the Company acquired 100% of the outstanding stock of GO Software, Inc. ("GO") from Network Commerce, Inc. The merger agreement stipulated that if these shares were not registered with the SEC in an appropriate filing and that filing declared effective by the SEC by August 31, 2001, then the Company would repurchase 166,667 of these shares at $3 per share. Since these were not registered by August 31, 2001, the Company did repurchase the requisite number of shares on September 17, 2001. As such, the difference of $110,000 between the recorded balance and the redemption value of these shares was reflected in the determination of net loss attributable to common stockholders during the first quarter ended September 30, 2001. Due to certain put provisions, the common stock issued in conjunction with the GO acquisition had been classified outside of equity as redeemable common stock. Network Commerce sold these shares on the open market during the quarter ended March 31, 2002. This resulted in the elimination of the redeemable shares presentation within the financial statements. In the year ended June 30, 2003, the carrying amount was re-characterized as Common Stock and Additional Paid in Capital.

3.   PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows at June 30:

                                                      2003               2002
--------------------------------------------------------------------------------

Computer equipment                            $    203,167       $    379,900
Furniture and fixtures                             206,150            489,006
Purchased software                               1,200,482          1,524,282
--------------------------------------------------------------------------------
                                                 1,609,799          2,393,188
Less accumulated depreciation and
amortization                                    (1,274,324)        (1,700,549)
--------------------------------------------------------------------------------

                                              $    335,475       $    692,639
================================================================================

Depreciation expense was approximately $574,000 and $579,000 for the years ended June 30, 2003 and 2002, respectively.

                                      F16

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are summarized by major classifications as follows at June 30:

                                                      2003               2002
--------------------------------------------------------------------------------

Goodwill                                       $   291,952        $   291,952
Acquired technology                              2,667,800          2,758,006
--------------------------------------------------------------------------------
Total cost                                       2,959,752          3,049,958

Less accumulated amortization                   (1,820,780)          (703,566)
--------------------------------------------------------------------------------

Net                                            $ 1,138,972        $ 2,346,392
================================================================================

Prior to the implementation of SFAS 142, it was the Company's policy to identify and record impairment losses on intangible and other assets when events or circumstances indicate that such assets may be impaired. At June 30, 2002, management evaluated carrying values of certain assets acquired in connection with the acquisitions of S.A.F.E. Systems, Inc. and Net400, Inc. Based on changes in the market and economy, as well as the strategic decision to focus on GO Software, Inc. and its payment processing software business, management determined that additional efforts and funding for these companies would be curtailed. S.A.F.E. Systems, Inc. was eliminated by October 31, 2002. Net400, Inc. continues to operate as a reseller of commodity type email and connectivity products although its operations have been absorbed into GO Software, Inc. Management determined that the carrying value of the goodwill, intangible assets and certain other fixed assets associated with the acquisitions of both companies had been impaired. The Company therefore wrote off approximately $400,000 relative to certain fixed assets and substantially all of the remaining carrying balances of goodwill and other intangibles amounting to approximately $580,000.

As discussed in Note 1, the Company adopted SFAS No. 142 effective July 1, 2002. The provisions of SFAS No. 142 require that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of the Company's goodwill is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the Company's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value exceeds its implied fair value, then an impairment loss equal to the difference will be recorded as a cumulative effect of a change in accounting principle. There was no such loss recorded in accordance with the implementation of SFAS No. 142.
Amortization expense related to purchased intangible assets was $1,123,575 and $622,031 for the years ended June 30, 2003 and 2002, respectively.

Estimated future amortization expense related to purchased intangible assets at June 30, 2003 is as follows:

2004                                         $   943,970
Thereafter                                             -
--------------------------------------------------------------------------------

Total                                        $   943,970
================================================================================

                                      F17

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

Had the provisions of SFAS No. 142 been in effect for all periods presented, the Company's net earnings would have been as follows for the years ended June 30, 2003 and 2002, respectively:

                                                      2003               2002
--------------------------------------------------------------------------------
Net loss as applicable to common
stockholders, as reported                    $  (3,135,175)     $  (4,673,753)
Add back amortization of goodwill                                     220,929
                                                -
--------------------------------------------------------------------------------

Adjusted net loss applicable to common
stockholders                                 $  (3,135,175)     $  (4,452,824)
================================================================================

Basic and diluted net loss per share:

As reported                                        $ (0.28)           $ (0.44)

Adjusted                                           $ (0.28)           $ (0.42)
================================================================================

5.   NOTE PAYABLE - STOCKHOLDER

The Company has a note payable to a  stockholder  in the amount of $85,000.  The note is unsecured, non-interest bearing and has no fixed terms of repayment.

6.   LINE OF CREDIT

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line are limited to 80% of the Company's gross eligible receivables. Advances under the line bear interest at 1.25% per month and are secured by all the assets of the Company. The line renews automatically on each successive one year anniversary. At June 30, 2003, no amounts had been drawn under the line of credit.

7.   DEBT FINANCING AND ISSUANCE OF WARRANTS

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

                                      F18

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

The other party has also received vested and exercisable warrants to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. These warrants are antidilutive because of the default provisions above. As a result, $1,000,000 has been recorded as representative of the value of the warrants sold as paid in capital. There are a number of repayment provisions and default remedies in favor of the other party. The accounting for this transaction is as a debt financing with stock warrants. Debt forgiveness provisions would apply if milestones are met in the future. The Company has recorded additional paid in capital for $1,000,000 and, in accordance with APB 14, recorded a debt discount for the value of the warrants (limited to proceeds of $1,000,000 in accordance with EITF 00-27). In periods beyond September 17, 2001, the debt discount will be ratably charged to income over the three-year life of the agreement. This amounts to an $83,333 non-cash charge per quarter and $333,333 and $250,000 for the years ended June 30, 2003 and 2002, respectively. Once the risk of default for each portion of the agreement has passed (i.e.: when the milestones are met on or before the September 17th deadlines), that portion of the debt will be forgiven and recorded as income in the statement of operations. At the first one year measurement period ending September 17, 2002, an amount of approximately $126,000 in referral fees were earned under this agreement and an amount of $98,428 was paid in cash to the other party. At June 30, 2003, an additional amount of approximately $169,000 had been accumulated towards the second milestone, which totals $225,000.

8.  ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30:

                                                      2003               2002
--------------------------------------------------------------------------------

Compensation                                      $549,293           $252,336
Consulting fees and other                          178,738             89,795
Sales tax                                           77,003                 --
--------------------------------------------------------------------------------

                                                  $805,034           $342,131
================================================================================

9.   STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

In August 2000, the Company adopted an incentive Stock Option Plan (the "2000 Plan") whereby total options to purchase 1,000,000 shares of the Company's common stock may be granted to employees at a price not less than the fair market value at the time the options are granted and that have a minimum of a one year vesting period. The options are exercisable for a period not to exceed ten years. The Company also assumed the stock options of NTTI. Such options were converted at the applicable rates used to issue the Company's common stock in the reverse merger.

On May 21, 2003 at a Special Meeting of the Company's stockholders, the Company's stockholders approved and ratified the Company's 2003 Stock Option Plan (the "2003 Plan") and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. Options to purchase shares of the Company's common stock may be granted to employees at a price not less than the fair market value at the time the options are granted and have a minimum of a one year vesting period. The options are exercisable for a period not to exceed ten years.

                                      F19

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

Information regarding the option plans are as follows:

                                         2003                    2002
--------------------------------------------------------------------------------
                                                WEIGHTED                Weighted
                                                 AVERAGE                 Average
                                                EXERCISE                Exercise
                                       SHARES      PRICE       Shares      Price
--------------------------------------------------------------------------------

Outstanding, beginning of year        260,442    $  3.89      414,442    $ 10.76
   Granted                          1,045,000       1.34       43,000       3.15
   Exercised                               --         --       (3,000)      0.03
   Cancelled                          (62,125)      5.53     (194,000)     18.46
--------------------------------------------------------------------------------

Outstanding, end of year            1,243,317    $  1.66      260,442    $  3.89
================================================================================

Exercisable, end of year              194,317                  73,442
================================================================================

The following table summarizes information about the Company's outstanding stock options as of June 30, 2003.

-----------------------------------------------------------------------------------------
                        Options Outstanding                        Options Exercisable
-----------------------------------------------------------------------------------------
                                       Weighted-
                          Number        Average      Weighted      Number       Weighted
                       Outstanding     Remaining      Average    Exercisable     Average
  Range of Exercise    at June 30,    Contractual    Exercise    at June 30,    Exercise
        Price             2003           Life          Price         2003         Price
-----------------------------------------------------------------------------------------
                                        (years)
$ 0.03 - $ 1.00          665,300          3.3         $ 1.00           300        $ 0.03
$ 1.50 - $ 3.75          564,767          3.2           2.35       180,767          3.09
$ 5.00 - $10.00           13,250          1.1           5.75        13,250          5.75
-----------------------------------------------------------------------------------------
                       1,243,317          3.2         $ 1.66       194,317        $ 3.26
=========================================================================================

WARRANTS

In conjunction with the Company's original private placement, warrants to purchase common stock were issued to several parties. These warrants were issued as a direct incentive to complete a successful offering. In total, 856,664 warrants were issued on or prior to August 10, 2000, they were immediately vested and exercisable at exercise prices ranging from $.30 to $3.00 per share and will expire in 2005. All these warrants are outstanding as of June 30, 2003.

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

                                      F20

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

10.  INCOME TAXES

Provisions for Federal and state income taxes in the statements of operations consist of the following:

Years Ending June 30,                                 2003               2002
--------------------------------------------------------------------------------

Deferred Federal income tax benefit            $(1,065,500)       $(1,061,900)
Deferred state income tax benefit, net
   of Federal tax benefit                         (188,000)          (187,400)
Change in valuation allowance                    1,253,500          1,249,300
--------------------------------------------------------------------------------

                                               $        --        $        --
================================================================================

As of June 30, 2003 and 2002, deferred tax assets comprised the following:

Years ended June 30,                                  2003               2002
--------------------------------------------------------------------------------

DEFERRED TAX ASSETS
Net operating loss
   carry-forwards - Federal                    $ 3,725,000        $ 2,669,500
Net operating loss
   carry-forwards - state                          669,000            474,600
Non cash compensation
   not currently deductible                         31,200                  -
Deferred revenue                                   400,900            365,700
Reserves not currently
   deductible                                      108,200            171,000
--------------------------------------------------------------------------------

Total deferred tax asset                         4,934,300          3,680,800
Valuation allowance                             (4,934,300)        (3,680,800)
--------------------------------------------------------------------------------

                                               $        --        $        --
================================================================================

The Company has net operating loss carry-forwards available to reduce future taxable income, if any, of approximately $11,150,400 for Federal and state tax purposes. The benefits from these carry-forwards expire through 2023. As of June 30, 2003, management believes it cannot be determined that it is more likely than not that these carry-forwards and its other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets. Other than the effect of state income taxes and the change in the valuation allowance, the differences between the effective income tax rate and statutory income tax rates are not material.

                                      F21

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

11.  CHANGE IN ACCOUNTING ESTIMATE

In conjunction with the  implementation  of SFAS No. 142 discussed more fully in
Note 1, and in connection with the Company's annual evaluation of the remaining useful lives of its fixed and intangible assets, management determined during the year ended June 30, 2003, that the estimated useful lives of such assets should be reduced from approximately five to seven years to approximately three to five years. Management considered various factors including industry standards and the condition of the underlying assets. This change in accounting estimate resulted in additional depreciation and amortization expense of $62,005 and $396,128, respectively, and in the aggregate increased basic and diluted net loss applicable to common stockholders by $0.04 per share for the year ended June 30, 2003.

12.  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

As of June 30, 2003 the Company's net accounts receivable are approximately $835,771. During 2003 no sales to individual customers exceeded 5% of total revenues. The Company believes any risk of accounting loss is significantly reduced due to provision considered at the date of sale for returns and allowances and ongoing credit evaluations of its customers' financial condition as deemed necessary. The Company generally does not require cash collateral or other security to support customer receivables.

13.  COMMITMENTS

The Company leases office facilities and certain equipment under non-cancellable operating leases having original terms ranging from one to five years. Approximate future minimum rent payments, by year and in the aggregate, under non-cancellable operating leases with remaining terms of more than one year are as follows:

       Year                        Operating
--------------------------------------------------------------------------------

       2004                       $  452,993
       2005                          466,579
       2006                          244,760
       2007                           18,441
--------------------------------------------------------------------------------

       Total                      $1,182,773
================================================================================

Rent expense relating to these operating leases was approximately $433,000 and $577,000 for 2003 and 2002, respectively.

                                      F22

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION
                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
================================================================================

14.  PENSION PLAN

The Company adopted a 401(k) retirement plan on March 9, 1998. The plan covers all employees who are at least 21 years of age with one or more years of service. The Company currently makes a discretionary matching contribution of 25% of the employee's contributions elected as a salary deferral by eligible employees. The Company's matching contributions for the years ended June 30, 2003 and 2002 were approximately $112,108 and $59,000, respectively.

15.  SEGMENTS

Based on the standards described in SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", the Company has determined that it operated in a single operating segment: a provider of software, services and related consulting in the electronic transaction environment.

                                      F23