Form 10QSB
period 2003-09-30
RETURN ON INVESTMENT CORP
filed 2003-11-13
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                               Yes [X]     No [ ]

The registrant had 11,323,494 shares of common stock outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format:

                               Yes [ ]     No [X]

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets as of
               September 30, 2003 (unaudited) and June 30, 2003

               Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2003 and 2002

               Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2003 and 2002

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis or Plan of Operations

     Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES


PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2003; the consolidated statements of operations for the three months ended September 30, 2003 and September 30, 2002; and the consolidated statements of cash flows for the three months ended September 30, 2003 and September 30, 2002 have been prepared without audit. The consolidated balance sheet as of June 30, 2003 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filed on September 26, 2003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  Sept. 30,          June 30,
                                                    2003               2003
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $    385,072       $    347,339
  Accounts Receivable, Net                           767,014            835,771
  Other                                              150,700            107,957
                                                ------------       ------------
Total Current Assets                               1,302,786          1,291,067

Property and Equipment, Net                          194,614            335,475
Goodwill, Intangibles and Other, Net               1,071,187          1,138,972
                                                ------------       ------------
                                                $  2,568,587       $  2,765,514
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              $    118,481       $    123,950
  Accrued Expenses                                   667,540            805,034
  Deferred Revenue                                 1,052,777          1,002,182
  Shareholder Note                                        --             85,000
  Line of Credit                                      20,505                 --
  Common Stock Issuable                              447,100                 --
  Other financing net
      of unamortized discount                        227,902            358,336
                                                ------------       ------------
Total Current Liabilities                          2,534,305          2,374,502
                                                ------------       ------------

SHAREHOLDERS' EQUITY
  Common Stock $.01 Par Value
    25,000,000 Shares Authorized;
    11,323,494 and 11,323,494 Shares
    Issued and Outstanding                           113,235            113,235
  Additional Paid-in Capital                      11,353,496         11,353,496
  Accumulated Deficit                            (11,432,449)       (11,075,719)
                                                ------------       ------------

Total Shareholders' Equity                            34,282            391,012
                                                ------------       ------------
                                                $  2,568,587       $  2,765,514
                                                ============       ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                      Three Months Ended
                                                  Sept. 30,          Sept. 30,
                                                    2003               2002
Revenues

  License Fees                                  $  1,821,990       $  1,314,185
  Support and Update Services                        477,262            459,505
  Consulting Fees                                     64,738            328,669
                                                ------------       ------------
Total Revenues                                     2,363,990          2,102,359
                                                ------------       ------------

Expenses
  General & Administrative                         1,637,465          1,379,016
  Sales and Marketing                                362,343            450,012
  Research & Development                             284,409            313,079
  Depreciation and Amortization                      352,728            306,196
  Net Interest Expense (Income)                       83,775             72,097
                                                ------------       ------------
Total Operating Expenses                           2,720,720          2,520,400
                                                ------------       ------------
Net Loss                                        $   (356,730)      $   (418,041)
                                                ============       ============
Basic and Diluted Loss
  per Common Share                              $       (.03)      $       (.04)
                                                ============       ============

Basic and Diluted Weighted - Average
Common Shares
   Outstanding                                    11,323,494         11,200,686
                                                ============       ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                        Three Months Ended
                                                    Sept. 30,        Sept. 30,
                                                      2003             2002

Operating Activities
  Net Loss                                        $   (356,730)    $   (418,041)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
     Interest Accretion on Warrants                     83,333           83,333
     Depreciation and
     Amortization                                      352,728          306,196
     Non-cash referral fees                           (213,767)        (126,572)
  Changes in Operating
   Assets and Liabilities                              (66,354)        (190,464)
                                                  ------------     ------------
Net Cash Used in
Operating Activities                                  (200,790)        (345,548)
                                                  ------------     ------------
Net Cash Used in
  Investing Activities                                (144,082)          (8,669)
                                                  ------------     ------------
Net Cash Provided by (Used in),
  Financing Activities                                 382,605          (97,955)
                                                  ------------     ------------

Net Increase (Decrease)in Cash                          37,733         (452,172)
Cash, Beginning of Period                              347,339          815,155
                                                  ------------     ------------
Cash, End of Period                               $    385,072     $    362,983
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Operations

Return On Investment Corporation d/b/a ROI Corporation ("ROI" or the "Company") has three operating subsidiaries: GO Software, Inc., which develops and markets software and services for credit card, debit card and check transaction processing and whose offerings include payment processing software for virtually any computing platform including Windows, Unix and Linux; Net400, Inc., which provides connectivity and communications software for IBM midrange computers that facilitates e-mail and e-commerce communications and system and device connectivity; and Tectonic Solutions, Inc., which develops and markets software solutions for the construction industry.

Condensed Footnotes

As contemplated by the Securities and Exchange Commission (the "SEC") instructions to Form 10-QSB, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company's year-end financial statements and notes thereto contained in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the SEC.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 30, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

The historical rate of product returns for the Company's software products is negligible. The Company did not have any transactions in the first quarter of fiscal 2004 or during the year ended June 30, 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that it licensed software or provided services to that organization.

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

As a result of the net losses incurred in the three months ended September 30, 2003 and 2002, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:


                                                    2003            2002
                                                 ----------      ----------

     Stock Options                                1,236,317         598,317
     Warrants                                     1,866,664       1,866,664
                                                 ----------      ----------
                                                  3,102,981       2,464,981
                                                 ==========      ==========

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and the adoption of this Statement did not have any significant effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of this Statement did not have any significant effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The statement is effective for most financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of this first quarter for fiscal 2004. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position or results of operations.

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

Three Months Ending September 30,

                                                      2003             2002
                                                  ------------     ------------
Net loss, applicable to common
stockholders, as reported                         $   (356,730)    $   (418,041)

Add stock-based employee
compensation expense included
in reported net earnings                                    --               --

Less total stock-based employee
compensation expense determined
under fair value based methods
for all awards                                              --         (383,967)
                                                  ------------     ------------
Pro forma                                         $   (356,730)    $   (802,008)
                                                  ============     ============

Basic and diluted loss per
     share, as reported                           $      (0.03)    $      (0.04)

Pro forma                                         $      (0.03)    $      (0.07)
                                                  ============     ============

Note 3.   Change in Accounting Estimate

In conjunction with the implementation of SFAS No. 142 and in connection with the Company's annual evaluation of the remaining useful lives of its fixed and intangible assets, management determined during the quarter ended March 31, 2003, that the estimated useful lives of such assets should be reduced from approximately five to seven years to approximately three to five years.
Management considered various factors including industry standards and the condition of the underlying assets. This change in accounting estimate resulted in additional depreciation and amortization expense of $141,460, and in the aggregate increased basic and diluted net loss applicable to common stockholders by $0.01 per share for the quarter ended September 30, 2003.

Note 4.   Segment Information

Based on the quantitative thresholds specified in SFAS No. 131, in the quarter ended September 30, 2003, the Company has determined that it has two reportable segments: payment processing solutions and construction information solutions. The payment processing software business develops and markets software and services for credit card, debit card and check transaction processing and the construction information business develops and markets software solutions for the construction industry.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the SEC. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

                             Payment      Construction
Three Months Ending        Processing      Information       Corporate
September 30, 2003          Solutions       Solutions        and Other         Total
                          ------------    ------------     ------------     ------------
Net Sales                 $  2,363,990    $         --     $         --     $  2,363,990
Depreciation and
Amortization              $    306,573    $      9,364     $     36,791     $    352,728
Operating Income(Loss)    $    296,264    $   (231,777)    $   (421,217)    $   (356,730)
Total Assets              $  1,975,891    $    108,560     $    484,136     $  2,568,587

Note 5.   Legal Proceedings

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

On February 4, 2003 and again on May 17, 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility for settlement and were actively pursuing mediation in an effort to resolve the dispute. Unicomp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that UniComp will pay the Company $100,000, over a one year period in four installments of $25,000 that begins 90 days after the agreement is signed and continues for the three consecutive 90 day periods after that. On September 30, 2003, the Company received the first $25,000 installment from Unicomp. The Company is recording these receipts as a credit to general and administrative expenses when received. Because of the postponement of the mediation, the early stage of the litigation and the fact that discovery has not been completed, it is premature to predict whether an unfavorable outcome in this action is either probable or remote or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of this filing the Company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

Note 6.   Subsequent Events

In October of 2000, ROI entered into an escrow agreement with three current members of its board of directors, Charles McRoberts, John McRoberts and Charles Pecchio, Jr. This escrow agreement provided that approximately 3,765,930 shares of common stock be held in escrow for release to these directors on reaching certain financial milestones or upon a change of control. While these shares were held in escrow, the directors were permitted voting rights with respect to these shares. The Company's management believed that having approximately 33% of the outstanding common stock in escrow was not conducive to the Company's strategic plans, and on October 29, 2003, a settlement was reached with the three directors providing for a release of 750,000 of these shares on a pro rata basis to the three directors based on their ownership interests with an additional 168,754 shares to remain in escrow through October 2006, to be released to one of the directors if the trading price of ROI common stock reaches and maintains certain price targets. Under the terms of the escrow settlement agreement, the remaining 2,847,176 shares were forfeited by the directors to the Company and returned to the treasury.

On October 29, 2003, the Company also completed a $643,000 private placement of common stock and warrants. The Company issued 378,236 shares of common stock and warrants to purchase 378,236 shares of common stock, at a purchase price of $1.70 per unit. The warrants have an exercise price of $2.50 per share. Participants in the private placement included Arol Wolford (ROI President and
CEO), who purchased 103,000 shares and received a warrant to purchase 103,000 shares of common stock, and John McRoberts (director), who purchased 100,000 shares and received a warrant to purchase 100,000 shares of common stock. The Company has agreed to register the common stock after one year if the shares cannot then be sold without registration, or within six months of its common stock being accepted for listing on the Nasdaq SmallCap or National Markets.

On October 29, 2003, the Company also entered into a definitive agreement to acquire BBN Acquisition, Inc. ("BlueBolt"), an online design resource for design professionals in the commercial interiors industry. The BlueBolt acquisition will extend the Company's strategic push into the commercial construction products market by enhancing its offerings with BlueBolt's aggregated product information web site. Arol Wolford owns approximately 39% of the outstanding common stock of BlueBolt and his daughter, Kristin Wolford, is a member of BlueBolt's board of directors. Under the terms of the acquisition, the Company will issue 750,000 shares of restricted ROI common stock to the shareholders of BlueBolt and BlueBolt will merge with the Company's subsidiary, Tectonic Solutions, Inc. The acquisition is subject to customary closing conditions and approvals and is expected to close before the end of the calendar year.

On October 29, 2003, the Company also entered into a definitive agreement to acquire all the assets of SpecSource.com, Inc., an online directory of commercial construction products manufacturers and their local supply chain of product representatives and distributors. The SpecSource acquisition will give the Company a leading online directory of resources in the commercial construction products industry. Arol Wolford is the controlling shareholder of SpecSource, owning approximately 91% of its equity. Under the terms of the acquisition, the Company, through its subsidiary Tectonic Solutions, Inc., will acquire substantially all of SpecSource's assets for 1,450,000 shares of restricted ROI common stock, a promissory note for $533,500 and the assumption of certain liabilities of SpecSource incurred in the ordinary course of business. The number of shares is subject to increase up to 2,000,000 and the note to a corresponding decrease in principal value if the Company's common stock trades below $1.57 at the date of closing. The note will be interest free and, until it matures in 10 years, payments will be contingent on the Company having a minimum of $5 million in cash, net of debt obligations, on its quarterly balance sheet. The acquisition is subject to customary closing conditions and approvals and is expected to close before January 15, 2004. In connection with a non-competition agreement entered into by one of the principals of SpecSource, the Company will also issue a $360,000 note on substantially the same terms as the note above.

On October 29, 2003, the Company also entered into a definitive agreement to acquire all the assets of Construction Yellow Pages LLC, a publisher of two regional comprehensive  print  directories  for  the  commercial  construction  industry.
Construction Yellow Pages complements ROI's entry into the commercial construction products database market with its comprehensive print directories that are specialized for local markets. Arol Wolford is the controlling member of Construction Yellow Pages, directly owning approximately 48% of its equity and indirectly owning an additional 12% by virtue of his controlling interest in SpecSource. Under the terms of the acquisition, the Company, through its subsidiary Tectonic Solutions, Inc., will acquire substantially all of Construction Yellow Pages' assets for 750,000 shares of restricted ROI common stock and the assumption of certain liabilities of Construction Yellow Pages incurred in the ordinary course of business. The agreement is subject to customary closing conditions and approvals and is expected to close before the end of the calendar year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to either changes in technology or customer preferences, or to changes in our pricing or that of our competitors and our ability to manage growth. All of the above factors constitute significant risks to our Company. As a result, our actual results may vary materially from our expectations. More information about these and other risks relevant to our Company are described in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB.

Overview

Return On Investment Corporation d/b/a ROI Corporation ("ROI" or the "Company") has three operating subsidiaries: GO Software, Inc., which develops and markets software and services for credit card, debit card and check transaction processing and whose offerings include payment processing software for virtually any computing platform including Windows, Unix and Linux; Net400, Inc., which provides connectivity and communications software for IBM midrange computers that facilitates e-mail and e-commerce communications and system and device connectivity; and Tectonic Solutions, Inc., which develops and markets software solutions for the construction industry.

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

Results of Operations

Revenues

The Company had total revenues of $2,363,990 for the three months ended September 30, 2003 compared to $2,102,359 for the three months ended September 30, 2002. Total revenues increased by $261,631 or 12.4% over the comparable period of the prior fiscal year. The Company continued to experience increases in sales of its payment processing software with growth in both revenue and number of units sold. In addition, the prior year corresponding quarter included an additional $214,255 in revenue from the Company's former Campana Data subsidiary which was closed effective October 2002. Excluding the Campana Data operations, revenue increased by $475,886 or 25.2% over the comparable period of the prior fiscal year.

License fee revenue continues to be the primary source of revenue, generating 77.1% of total revenues for the three months ended September 30, 2003 compared to 62.5% for the three months ended September 30, 2002. License fee revenue increased by $507,805 or 38.6% over the comparable period of the prior fiscal year and represents continued growth of our lower end PCCharge suite of products and the benefit of increased sales from the introduction of our middleware RiTA products. In addition, in the quarter ended September 30, 2003, an additional $87,489 was recognized under the Referral and Reseller Agreement than in the comparable period of the prior fiscal year.

Support and update services comprised 20.2% of sales for the three months ended September 30, 2003 compared to 21.9% for the three months ended September 30, 2002. Support and update services increased by $17,757 or 3.9% over the comparable period of the prior fiscal year. Support and update services increases were generated by providing technical support on continued sales of software licenses and the retention of our existing customers. The Company offers various forms of support to its customers including telephone support, on-site support, online and e-mail inquiry. The increase in support and update services is a result of the increase in unit sales and the related growth of the Company's customer base as compared to the comparable period of the prior fiscal year.

Consulting fee revenue comprised 2.7% of sales for the three months ended September 30, 2003 compared to 15.6% for the three months ended September 30, 2002. Consulting fee revenue decreased by $263,931 or 80.3% over the comparable period of the prior fiscal year. The primary reason for the decrease was the inclusion in the prior period of $214,255 in consulting revenue from the Company's former Campana Data subsidiary, which was closed effective October 2002. Excluding the Campana Data operations, consulting revenue decreased by $49,676 or 43.4%.

General and Administrative Expenses

General and administrative expenses were $1,637,465 for the three months ended September 30, 2003 compared to $1,379,016 for the three months ended September 30, 2002 and represented approximately 69.3% and 65.6% of revenues for the quarters ended September 30, 2003 and 2002, respectively. General and administrative expenses increased by $258,449 or 18.7%, over the comparable period of the prior fiscal year. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs including the operating of customer call centers. In addition, substantial professional fees associated with SEC filings and reporting as well as legal, insurance and accounting are included as part of this cost. Facility costs for the rental of various properties are also included. The increase in general and administrative expense over the prior period is primarily due to costs associated with the start up of the Company's Tectonic Solutions, Inc. subsidiary. Management expects general and administrative expenses to increase in the second quarter ending December 31, 2003, as a result of the hiring of additional personnel and integration expenses associated with the Company's acquisitions (see Note 6 in the Notes to Consolidated Financial Statements).

Sales and Marketing Expenses

Sales and marketing expenses were $362,343 for the three months ended September 30, 2003 compared to $450,012 for the three months ended September 30, 2002 and represented approximately 15.3% and 21.4% of revenues for the quarters ended September 30, 2003 and 2002, respectively. Sales and marketing expenses decreased by $87,669 or 19.5%, over the comparable period of the prior fiscal year. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and marketing materials. Payment processing products are primarily sold through our reseller network and independent sales organizations which we continue to develop. The Company also sells its payment processing products through our internal sales force, which include both telephone sales and direct sales. Sales and marketing expense continues to be focused on retaining and growing license fee and support revenue and on increasing our market share of units sold. The decrease in sales and marketing expenses was both a function of timing of sales and marketing programs and improvements in efficiency from a more targeted approach to marketing efforts. Management expects sales and marketing expenses to increase in the second quarter ending December 31, 2003, as a result of increased sales and marketing expenses associated with the Company's acquisitions (see Note 6 in the Notes to Consolidated Financial Statements) and from increased spending in this area by the Company's Tectonic Solutions subsidiary.

Research and Development

Research and development expenses were $284,409 for the three months ended September 30, 2003 compared to $313,079 for the three months ended September 30, 2002 and represented approximately 12.0% and 14.9% of revenues for the quarters ended September 30, 2003 and 2002, respectively. Research and development expenses decreased slightly by $28,670 or 9.2%, over the comparable period of the prior fiscal year. Research and development expenses consist primarily of salaries and related costs of development personnel. The Company continues to add functionality and enhancements to its product family including maintaining an ever increasing list of processor certifications. The Company believes that maintaining spending in the area of research and development and updating processor certifications are essential to maintaining its strong competitive position. In fiscal 2003, the Company released RiTA 2.0, a Java-based payment processing solution which is operating system, database and machine independent, and is a highly scalable transaction switch that supports high-volume, multi-threaded transaction processing. The Company also released PCCharge Version 5.6.3 during fiscal 2003, its flagship PC-based payment processing solution with an improved GUI, additional certifications and increased security features. Management expects research and development expenses to increase in the second quarter ending December 31, 2003, as a result of increased spending in this area by the Company's Tectonic Solutions subsidiary.

Depreciation and Amortization

Depreciation and amortization expense amounted to $352,728 for the three months ended September 30, 2003 compared to $306,196 for the three months ended September 30, 2002 and represented approximately 14.9% and 14.6% of revenues for the quarters ended September 30, 2003 and 2002, respectively. Depreciation and amortization expense increased by $46,532 or 15.2%, over the comparable period of the prior fiscal year. This increase was primarily a result of a reduction in the estimated useful lives of the Company's intangible and fixed assets from approximately five to seven years to three to five years in the quarter ended March 31, 2003. This amount was however offset with the Company having less depreciation expense on a number of fixed assets that were fully depreciated at the Company's June 30 fiscal year end. In making the assessment to reduce the lives of the Company's assets, management considered various factors including industry standards and the condition of the fixed assets. This assessment resulted in an additional $141,460 in depreciation and amortization expense for the quarter ended September 30, 2003.

Interest Expense

Interest expense amounted to $83,775 for the three months ended September 30, 2003 compared to $72,097 for the three months ended September 30, 2002 and represented approximately 3.5% and 3.4% of revenues for the quarters ended September 30, 2003 and 2002, respectively. Interest expense increased by $11,678 or 16.2%, over the prior year corresponding quarter. Interest expense related primarily to the Company's recording the accretion of interest on warrants issued in connection with a debt financing agreement with an unrelated party. This agreement was entered into on September 17, 2001, and is described in more detail in Liquidity and Capital Resources below. The debt discount is being charged to income ratably over the three-year life of the agreement. This amounts to a $83,333 non-cash charge for debt discount amortization per quarter.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $385,072 and $362,983 for the three months ended September 30, 2003 and 2002, respectively. Cash used in operations amounted to $200,790 and $345,548 for the three months ended September 30, 2003 and 2002, respectively and was primarily due to the continued net loss from operations. Non-cash charges for the three months ended September 30, 2003 comprised depreciation and amortization and interest accretion on warrants and amounted to $436,061. This was offset with $213,767 of non-cash referral fees earned. The Company's net changes in working capital items for the three months ended September 30, 2003 amounted to a net use of $66,354. Non-cash charges for the three months ended September 30, 2002 for depreciation and amortization and interest accretion on warrants amounted to $389,529. This was offset by $126,572 in non-cash referral fees earned. The Company's net changes in working capital items for the three months ended September 30, 2002 amounted to a net use of $190,464. The Company continues to place a significant importance on cash flow management including a continued emphasis on receivables collections where we measure receivables management by days sales outstanding (DSO). This is the measurement of accounts receivable divided by trailing 12 months billings, represented by the sum of the last 12 months revenues plus the change in the deferred revenue account balance. This measurement was 38 days at the fiscal year ended June 30, 2003 and improved to 34 days at September 30, 2003.

Cash used in investing activities amounted to $144,082 for the three months ended September 30, 2003 and $8,669 for the three months ended September 30, 2002. This primarily represented cash paid for equipment and software.

Cash provided by financing activities amounted to $382,605 for the three months ended September 30, 2003. These financing activities primarily represented $447,100 in proceeds received towards a private placement offering which was closed on October 29, 2003 (see Note 6 in the Notes to Consolidated Financial Statements), which included the non-cash conversion of an $85,000 shareholder note entered into in fiscal year 2003. The Company also had drawings under its receivable based line of credit during the current quarter of $20,505. The funds provided by financing activities were offset with $213,767 other financing obligation required under the referral and reseller agreement discussed below.

On September 17, 2001, the Company received an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing. In accordance with the agreement, the advance is to be repaid in referrals and software sales in stepped increments over a three-year period from the effective date of the agreement. The Company was also required to place certain of its software source code in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include, among other things, the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for the default, or to convert the outstanding portion of the advance to unregistered shares of the Company's common stock at various exercise prices. Once the risk of default for each portion of the agreement has passed, (i.e. when the milestones are met on or before the September 17th deadlines), then that portion of the debt will be forgiven and recorded as revenue in the statement of operations.

During the first one-year measurement period ending on September 17, 2002, the Company was required to have sold products for the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the advance. The Company only achieved sales and referral fees of approximately $127,000 during that period and consequently was required to pay approximately $98,000 in cash to the other party to satisfy the shortfall. The amount of sales and referral fees required for the next one-year measurement period ending September 17, 2003, was $375,000. The Company only achieved sales of approximately $214,000 in referral fees towards this amount and consequently was required to pay approximately $161,000 on

October 10, 2003. The remaining amount of sales and referral fees for the one year period ending September 17, 2004 amounts to $400,000.

Cash used in financing activities amounted to $97,955 for the three months ended September 30, 2002. These financing activities primarily represented cash used for repayment of the advance under the referral and reseller agreement noted above.

The Company continues to take actions to improve cash flow from operations and to move the Company to profitability. The Company has refocused on its core business of providing payment processing solutions and the Company's GO Software subsidiary continues to show growth and achieved record revenues during the past three quarters. The Company also launched a new construction vertical division in March 2003. This division will provide technology products to the construction industry and management believes that this will be a significant growth area for the Company and will enable the Company to achieve profitability at a quicker rate.

In June 2003, the Company entered into a $500,000, receivables based line of credit with a bank. In addition, certain board members have formally committed to infuse the Company with up to $500,000 on an as needed basis for working capital purposes through September 30, 2004. On October 29, 2003, the Company also closed a private placement offering in the amount of $643,000 and also announced that it has entered in definitive agreements for the purchase of three companies (see Note 6 in the Notes to Consolidated Financial Statements). Certain of these acquisitions may require additional funding and in this regard, the Company is also considering raising additional capital through investment banking resources. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and the common stockholders may experience dilution. The Company cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available credit lines or other loan facilities in place, although we believe that current cash reserves and cash flow from operations in the normal course of business in conjunction with the line of credit and commitment by board members will be adequate through September 2004. At a minimum, this will require the sustainability of current revenue levels and effective management of costs, which we believe is likely, though no absolute assurances can be given for this. If we cannot maintain current revenue levels or manage our costs, immediate action to reduce costs will be required unless additional capital resources can be obtained.

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

The Company also offers demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. The Company did not have any transactions in the first quarter of fiscal 2004 or during the year ended June 30, 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that it licensed software or provided services to that organization.

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

Software Development Costs

Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized in accordance with SFAS No. 86,"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". No such costs were capitalized during the quarter ended September 30, 2004 or during fiscal 2003. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight line basis over the expected economic life of the product (not to exceed five years).

Reserves and Estimates

In the ordinary conduct of our business, management make estimates and assumptions that affect the reported amounts of assets and liabilities (including reserves) and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and the adoption of this Statement did not have any significant effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of this Statement did not have any significant effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The statement is effective for most financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of this first quarter for fiscal 2004. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position or results of operations.

ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

On February 4, 2003 and again on May 17, 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility for settlement and were actively pursuing mediation in an effort to resolve the dispute. Unicomp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that Unicomp will pay the Company $100,000, over a one year period in four installments of $25,000 that begins 90 days after the agreement is signed and continues for the three consecutive 90 day periods after that. On September 30, 2003, the Company received the first $25,000 installment from Unicomp. Because of the postponement of the mediation, the early stage of the litigation and the fact that discovery has not been completed, it is premature to predict whether an unfavorable outcome in this action is either probable or remote or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of this filing the Company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

ITEM 6.   Exhibits and reports on form 8-K

(a)  EXHIBITS:
          Exhibit No.    Description
          -----------    -----------

             31.1        Certification of Chief Executive  Officer pursuant Rule
                         13a-14(a)  or  Rule  15d-14(a)   under  the  Securities
                         Exchange Act of 1934.

             31.2        Certification of Chief Financial  Officer pursuant Rule
                         13a-14(a)  or  Rule  15d-14(a)   under  the  Securities
                         Exchange Act of 1934.

             32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.

     On September 26, 2003, the Company furnished a Form 8-K, which attached a press release announcing the Company's financial results for the year ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

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