Form 10QSB
period 2003-12-31
RETURN ON INVESTMENT CORP
filed 2004-02-17
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The registrant had 12,554,554 shares of common stock outstanding as of February 9, 2004.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2003 (unaudited) and June 30, 2003

             Consolidated Statements of Operations (unaudited) for the three months and six months ended December 31, 2003 and 2002

             Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2003 and 2002

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis or Plan of Operations

     Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2003; the consolidated statements of operations for the three months and six months ended December 31, 2003 and December 31, 2002; and the consolidated statements of cash flows for the six months ended December 31, 2003 and December 31, 2002 have been prepared without audit. The consolidated balance sheet as of June 30, 2003 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements contained herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 26, 2003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  Dec. 31,           June 30,
                                                    2003               2003
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $    190,968       $    347,339
  Accounts Receivable, Net                         1,372,176            835,771
  Other                                              144,635            107,957
                                                ------------       ------------
Total Current Assets                               1,707,779          1,291,067

Property and Equipment, Net                          414,871            335,475
Goodwill, Intangibles and Other, Net               3,654,596          1,138,972
                                                ------------       ------------
                                                $  5,777,246       $  2,765,514
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              $    227,781       $    123,950
  Accrued Expenses and Other                         909,156            805,034
  Deferred Revenue                                 1,920,952          1,002,182
  Shareholder Note                                   175,000             85,000
  Line of Credit                                      13,579                 --
   Other financing net
     of unamortized discount                         150,004            358,336
                                                ------------       ------------
Total Current Liabilities                          3,396,472          2,374,502
                                                ------------       ------------

SHAREHOLDERS' EQUITY
  Common Stock $.01 Par Value
    25,000,000 Shares Authorized;
    10,504,554 and 11,323,494 Shares
    Issued and Outstanding                           105,045            113,235
  Additional Paid-in Capital                      14,779,686         11,353,496
  Accumulated Deficit                            (12,503,957)       (11,075,719)
                                                ------------       ------------

Total Shareholders' Equity                         2,380,774            391,012
                                                ------------       ------------
                                                $  5,777,246       $  2,765,514
                                                ============       ============

          See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

                                        Three Months Ended                 Six Months Ended
                                     Dec. 31,         Dec. 31,         Dec. 31,         Dec. 31,
                                       2003             2002             2003             2002
                                   ------------     ------------     ------------     ------------
Revenues
  License Fees                     $  1,512,342     $  1,056,585     $  3,334,332     $  2,370,770
  Support and Update Services           513,140          440,206          990,402          899,711
  Consulting Fees                        56,085          279,332          120,823          608,001
  Advertising Revenue                    71,187               --           71,187               --
                                   ------------     ------------     ------------     ------------
Total Revenues                        2,152,754        1,776,123        4,516,744        3,878,482
                                   ------------     ------------     ------------     ------------

Expenses
  General & Administrative            1,825,806        1,119,630        3,243,324        2,498,646
  Sales and Marketing                   650,489          575,548        1,245,410        1,025,560
  Research & Development                333,536          340,255          605,314          653,334
  Depreciation and Amortization         330,613          343,867          683,341          650,063
                                   ------------     ------------     ------------     ------------
Total Operating Expenses              3,140,444        2,379,300        5,777,389        4,827,603
                                   ------------     ------------     ------------     ------------

Net Operating Loss                     (987,690)        (603,177)      (1,260,645)        (949,121)

  Interest Expense, Net                  83,818           81,424          167,593          153,521
                                   ------------     ------------     ------------     ------------
Net Loss                           $ (1,071,508)    $   (684,601)    $ (1,428,238)    $ (1,102,642)
                                   ============     ============     ============     ============
Basic and Diluted Loss
  per Common Share                 $       (.10)    $       (.06)    $       (.13)    $       (.10)
                                   ============     ============     ============     ============
Basic and Diluted Weighted -
Average Common Shares
   Outstanding                       10,369,014       11,200,686       10,846,254       11,200,686
                                   ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

                                                        Six Months Ended
                                                    Dec.31,          Dec. 31,
                                                      2003             2002

Operating Activities
  Net Loss                                        $ (1,428,238)    $ (1,102,642)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
     Interest Accretion on Warrants                    166,666          166,666
     Depreciation and
     Amortization                                      683,341          650,063
     Non-cash referral fees                           (214,342)        (224,998)
  Changes in Operating
   Assets and Liabilities                              (20,671)          35,728
                                                  ------------     ------------
Net Cash Used in
Operating Activities                                  (813,244)        (475,183)
                                                  ------------     ------------
Net Cash Used in
  Investing Activities                                (180,632)         (16,259)
                                                  ------------     ------------
Net Cash Provided by (Used in),
  Financing Activities                                 837,505          (74,206)
                                                  ------------     ------------

Net Decrease in Cash                                  (156,371)        (565,648)
Cash, Beginning of Period                              347,339          815,155
                                                  ------------     ------------
Cash, End of Period                               $    190,968     $    249,507
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Operations

Return On Investment Corporation, d/b/a ROI Corporation, a Delaware corporation ("ROI" or the "Company"), has three operating subsidiaries: GO Software, Inc., which develops and markets software and services for credit card, debit card and check transaction processing and whose offerings include payment processing software for virtually any computing platform, including Windows, Unix and Linux; Net400, Inc., which provides connectivity and communications software for IBM midrange computers that facilitates e-mail and e-commerce communications and system and device connectivity; and Tectonic Solutions, Inc., which develops and markets building product information solutions for the construction industry.

Condensed Footnotes

As contemplated by the SEC instructions to Form 10-QSB, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company's year-end financial statements and notes thereto contained in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 26, 2003.

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

Revenue Recognition

The Company recognizes revenues from licenses of computer software "up-front," provided that (i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. In cases of future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues are generated from professional consulting and training services and are recognized as the services are performed.

Advertising revenue is generated from the listings of advertisements in directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on websites. Advertising revenue connected to the sale of advertising in directories is only recognized upon the publication of those directories. Advertising from sale of advertising or photography for the display on websites is recognized over the contract subscription period, which is generally one year.

The historical rate of product returns for the Company's software products is negligible. The Company did not have any transactions during the six months ended December 31, 2003 or the year ended June 30, 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Net Loss Per Share

Net loss available to common stockholders per share is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic and diluted net loss available to common stockholders per share is based on the weighted average number of shares of common stock outstanding during the period. In periods in which they have a dilutive effect, common shares contingently issuable and those issuable upon exercise of stock options and warrants will be included in the diluted earnings per share calculation.

As a result of the net losses incurred in the six months ended December 31, 2003 and 2002, the following common shares were antidilutive and, accordingly, were excluded from the computation of loss per share:

                                                 2003              2002
                                             ------------      ------------

     Stock Options                              1,685,317           587,442
     Warrants                                   2,094,900         1,866,664
                                             ------------      ------------
                                                3,780,217         2,454,106
                                             ============      ============

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company has not identified any variable interest entities and the adoption of this Statement did not have any significant effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 did not have any significant effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for most financial instruments entered into or modified after May 31, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB 150 applicable to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of SFAS 150 did not have a significant impact on the Company's consolidated financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.   Business Combinations

On November 18, 2003, the Company, and BBN Acquisition, Inc., a North Carolina corporation ("BBN"), consummated a merger (the "Merger") whereby BBN was merged with and into Tectonic Solutions, Inc., a Georgia corporation and a wholly-owned subsidiary of the Company ("Tectonic"), pursuant to an Agreement and Plan of Merger, dated as of October 29, 2003. Tectonic has survived the Merger as a wholly-owned subsidiary of ROI. BBN is an online design resource for design professionals in the commercial interiors industry. The BBN acquisition will extend the Company's strategic push into the commercial construction products market by enhancing its offerings with BBN's aggregated product information web site.

In connection with the Merger, the Company issued approximately 750,000 shares of its common stock for all of the issued and outstanding shares of BBN's common stock. The shares have been valued for accounting purposes at $1.82 per share based on the closing price of the Registrant's common stock, as quoted on the Over-The-Counter Bulletin Board ("OTCBB"), for a reasonable period before and after the terms of the Merger were announced. The shares issued to the former BBN shareholders have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). Arol Wolford, the Company's President and CEO, held approximately 41.6% of the outstanding shares of BBN's common stock and received 311,671 shares of the Company's common stock as a result of the Merger. Mr. Wolford's daughter served on the Board of Directors of BBN.

The following table presents the estimated total purchase price of the Merger:


Value of ROI common stock issued          $  1,365,000
Transaction costs                               69,045
                                          ------------

Total Purchase Price Consideration        $  1,434,045
                                          ============

The aggregate purchase price has been allocated based on estimated fair values as of the date of the completion of the Merger. A preliminary estimated purchase price allocation is as follows and is subject to changes based upon completion of a final valuation of identifiable intangible assets:

Total Purchase Price Consideration        $  1,434,045
Net Liabilities of BBN                         118,245
                                          ------------

Goodwill/Intangible Assets                $  1,552,290
                                          ============

The tangible assets of BBN acquired in the Merger consist primarily of receivables and fixed assets. The liabilities assumed in the Merger consist primarily of accounts payable, accrued expenses and deferred revenue.

Under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations" ("SFAS 141"), the total estimated purchase price as shown in the table above is allocated to BBN's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired will be recorded as goodwill. Since the final determination of the fair value of identifiable intangible assets has not yet been finalized, a final calculation of goodwill has not been made. Accordingly, the purchase accounting adjustments reflected in the unaudited pro forma condensed financial statements included herein are subject to change. In accordance with the SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present), while identifiable intangible assets with finite lives are amortized over their estimates useful lives. In the event that the management of the combined Company determines that the value of goodwill or intangible assets has become impaired, the combined Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The results of operations of BBN have been included in ROI's results of operations from the date of the closing of the Merger.

On November 26, 2003, the Company and Construction Yellow Pages LLC, a Michigan limited liability company ("CYP"), consummated the transactions contemplated by an Asset Purchase Agreement, dated as of October 29, 2003, whereby Tectonic purchased substantially all of the operating assets of CYP (the "Asset Purchase"). CYP is a publisher of two regional comprehensive print directories for the commercial construction industry. CYP complements the Company's entry into the commercial construction products database market with its comprehensive print directories that are specialized for local markets.

In connection with the Asset Purchase, the Company issued 750,000 shares of the Company's common stock as consideration for substantially all of the operating assets of CYP. The shares have been valued for accounting purposes at $1.82 per share based on the closing price of the Company's common stock, as quoted on the OTCBB, for a reasonable period before and after the terms of the Asset Purchase were announced. The shares issued to CYP have not been registered under the Securities Act. Arol Wolford, the Company's President and CEO held approximately 58% of the outstanding shares of CYP's common stock and received 435,000 shares of the Company's common stock as a result of the Asset Purchase.

The following  table  presents the estimated  total  purchase price of the Asset
Purchase:

          Value of ROI common stock issued                $  1,365,000
          Transaction costs                                     39,510
                                                          ------------

          Total Purchase Price Consideration              $  1,404,510
                                                          ============

The aggregate purchase price has been allocated based on estimated fair values as of the date of the completion of the Asset Purchase. A preliminary estimated purchase price allocation is as follows and is subject to changes based upon completion of a final valuation of identifiable intangible assets:

          Total Purchase Price Consideration              $  1,404,510
          Net Liabilities of CYP                                64,668
                                                          ------------

          Goodwill/Intangible Assets                      $  1,469,178
                                                          ============

The tangible assets of the CYP acquired in the Asset Purchase consist primarily of cash and receivables. The liabilities assumed in the Asset Purchase consist primarily of accounts payable, accrued expenses and deferred revenue.

Under the purchase method of accounting pursuant to SFAS 141, the total estimated purchase price as shown in the table above is allocated to CYP's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired will be recorded as goodwill. Since the final determination of the fair value of identifiable intangible assets has not yet been finalized, a final calculation of goodwill has not been made. Accordingly, the purchase accounting adjustments reflected in the unaudited pro forma condensed financial statements included herein are subject to change. In accordance with the SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimates useful lives. In the event that the management of the combined Company determines that the value of goodwill or intangible assets has become impaired, the combined Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The results of operations of CYP have been included in ROI's results of operations from the date of the closing of the Asset Purchase.

Supplemental pro-forma disclosures of the results of operations for the three and six months ended December 31, 2003 and 2002, as though the above acquisitions of BBN and CYP had been completed as of July 1, 2002, are as follows:


                       Three months ended                Six months ended
                           December 31,                    December 31,
                   ----------------------------    ----------------------------
                       2003            2002            2003            2002
                   ------------    ------------    ------------    ------------

Total Revenues     $  2,198,328    $  1,864,638    $  4,755,922    $  4,055,512

Net Loss           $ (1,508,328)   $ (1,179,171)   $ (2,494,578)   $ (2,091,782)

Basic and Diluted
Loss per share     $      (0.13)   $      (0.09)   $      (0.21)   $      (0.16)

Note 3.   Escrow Shares and Private Placement

In October of 2000, the Company entered into an escrow agreement with three current members of its Board of Directors, Charles McRoberts, John McRoberts and Charles Pecchio, Jr. The escrow agreement provided that approximately 3,765,930 shares of the Company's common stock would be held in escrow for release to these directors (i) when certain financial milestones are reached, or (ii) upon a change of control. While these shares were held in escrow, the directors exercised voting rights with respect to the escrowed shares. However, the Company's management analyzed the directors' ownership of the Company's shares in the escrow account and concluded that having approximately 33% of the outstanding common stock in escrow was not conducive to the Company's strategic plans. Accordingly, on October 29, 2003, a settlement was reached with the three directors, providing for a release of 750,000 of the escrowed shares on a pro rata basis to the three directors based on their ownership interests, with an additional 168,754 shares to remain in escrow through October 2006, to be released to one of the directors if the trading price of the Company's common stock reaches and maintains certain price targets. Under the terms of the escrow settlement agreement, the remaining 2,847,176 shares were forfeited by the directors back to the Company and returned to the treasury. The release of the 750,000 shares did not result in any stock based compensation as the previously escrowed shares in total represented the then proportionate interests in the Company at the time of its reverse merger in 2000.

On October 29, 2003, the Company completed a $643,000 private placement of common stock and warrants. The Company issued 378,236 shares of common stock at a purchase price of $1.70 per share and warrants to purchase 378,236 shares of common stock at an exercise price of $2.50 per share. Participants in the private placement included Arol Wolford, the Company's President and CEO, who purchased 103,000 shares and received a warrant to purchase 103,000 shares of common stock, and John McRoberts, the Company's director, who purchased 100,000 shares and received a warrant to purchase 100,000 shares of common stock. The Company has agreed to register the common stock subject to the private placement after one year if the shares cannot then be sold without registration, or within six months after the Company's common stock becomes accepted for listing on the NASDAQ Small Cap or National Markets.

Note 4.   Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company presents the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS 123 had been adopted.

Based on the additional disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation--Transition and Disclosure -- an Amendment to SFAS 123," the following table illustrates the assumptions and the effect on net loss and net loss per share if the Company applied the fair value recognition provisions of SFAS 123.

                                Three months ended               Six months ended
                           ----------------------------    ----------------------------
                             Dec. 31,        Dec 31,         Dec. 31,        Dec. 31,
                               2002            2003            2003            2002
                           ------------    ------------    ------------    ------------
Net loss as applicable
to common shareholders,
as reported                $ (1,071,508)   $   (684,601)   $ (1,428,238)   $ (1,102,642)

Add: Stock-based
employee compensation
expense included in
reported net earnings                --              --              --              --

Less: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards                 (119,104)        (47,996)       (167,100)      (76,470))
                           ------------    ------------    ------------    ------------
Pro forma net loss         $ (1,190,612)   $   (732,597)   $ (1,595,338)   $(1,179,112))
                           ============    ============    ============    ============

Basic and diluted net
loss per share:
As reported                $       (.10)   $       (.06)   $       (.13)   $       (.10)
                           ============    ============    ============    ============
Pro forma                  $       (.11)   $       (.07)   $       (.15)   $       (.11)
                           ============    ============    ============    ============

Note 5.   Change in Accounting Estimate

In conjunction with the implementation of SFAS 142 and in connection with the Company's annual evaluation of the remaining useful lives of its fixed and intangible assets, management determined during the quarter ended March 31, 2003, that the estimated useful lives of such assets should be reduced from approximately five to seven years to approximately three to five years. In its analysis, management considered various factors, including industry standards and the condition of the underlying assets. This change in accounting estimate resulted in additional depreciation and amortization expense of $369,918, and in the aggregate increased basic and diluted net loss applicable to common stockholders by $0.03 per share for the six months ended December 31, 2003.

Note 6.   Segment Information

Based on the quantitative thresholds specified in SFAS No. 131, in the six months ended December 31, 2003, the Company has determined that it has two reportable segments: payment processing solutions and construction information solutions. The payment processing software business develops and markets software and services for credit card, debit card and check transaction processing, while the construction information business develops and markets building product information solutions for the construction industry.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 26, 2003. Segment amounts are disclosed prior to elimination of any entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses.

Assets not allocable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

                           Payment        Construction
Three Months Ending       Processing      Information       Corporate
December 31, 2003         Solutions        Solutions        and Other          Total
---------------------------------------------------------------------------------------
Net Sales               $  2,081,567     $     71,187     $         --     $  2,152,754

Depreciation and
Amortization            $    310,976     $     12,032     $      7,605     $    330,613
Net Loss                $   (180,019)    $   (478,021)    $   (413,468)    $ (1,071,508)
Total Assets            $  1,854,584     $    614,732     $  3,307,930     $  5,777,246

                           Payment         Construction
Six Months Ending         Processing       Information       Corporate
December 31, 2003         Solutions         Solutions        and Other         Total
---------------------------------------------------------------------------------------
Net Sales               $  4,445,557     $     71,187     $         --     $  4,516,744
Depreciation and
Amortization            $    617,549     $     21,396     $     44,396     $    683,341
Net Income(Loss)        $    116,245     $   (709,798)    $   (834,685)    $ (1,428,238)
Total Assets            $  1,854,584     $    614,732     $  3,307,930     $  5,777,246

Note 7.   Legal Proceedings

The Company filed an action against UniComp, Inc. ("UniComp") on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note (the "Promissory Note") and seeking recovery of attorneys' fees. The Company's complaint alleged that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under the Promissory Note duly executed by UniComp. UniComp filed an answer on August 14, 2002, denying any liability and asserting a number of counterclaims, including misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships. UniComp's counterclaim also sought punitive damages from the Company.

On February 4, 2003 and on May 17, 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility of settlement and were actively pursuing mediation in an effort to resolve their dispute. UniComp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that UniComp will pay the Company $100,000, over a one-year period, in four installments of $25,000 to begin 90 days after the agreement was signed and to continue for three consecutive 90-day periods thereafter. On September 30, 2003 and on January 12, 2004, the Company received the first two $25,000 installments from UniComp. The Company is recording these receipts as a credit to general and administrative expenses when received. As a result of the postponement of the mediation, the early stage of the litigation and the fact that discovery has not been completed, it is impossible to predict the outcome of this action or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of this filing the Company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

Note 8.   Subsequent Events

On January 2, 2004, the Company entered into a definitive agreement to acquire all the assets of SpecSource.com, Inc. ("SpecSource"), an online directory of commercial construction products manufacturers and their local supply chain of product representatives and distributors. Arol Wolford, the Company's President and CEO is the controlling shareholder of SpecSource, owning approximately 90.3% of its equity. Under the terms of the acquisition, the Company acquired substantially all of SpecSource's assets through Tectonic in exchange for 1,450,000 shares of ROI common stock, a promissory note for $533,500 (the "Note") and the assumption of certain liabilities of SpecSource incurred in the ordinary course of business. The Note is interest free and will mature in 10 years. Until maturity, payments under the Note will be contingent on the Company having a minimum of $5 million in cash, net of debt obligations, on its quarterly balance sheet. In connection with a non-competition agreement entered into by one of the principals of SpecSource, the Company will also issue a $360,000 note on substantially the same terms as the Note.

On January 7, 2004, the Company, through its wholly owned subsidiary GO Gateway, Inc. closed a transaction to purchase certain foreclosed assets of Atomic Software, Inc., a company that served as a provider of payment gateway services and e-Commerce software for the retail, mail order/phone order, and Internet merchants. The purchased assets will complement the Company's existing GO Software product line. Under the terms of the acquisition, the Company issued 600,000 shares of ROI common stock for the foreclosed assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, administrative expenses, product introductions, and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to changes in technology, customer preferences, changes in our pricing methods or the pricing methods of our competitors, and our ability to manage growth. All of the above factors constitute significant risks to our Company. As a result, our actual results may vary materially from our expectations described in this section. More information about these and other risks relevant to our Company are described in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 26, 2003.

Overview

Return On Investment Corporation d/b/a ROI Corporation, a Delaware corporation ("ROI" or the "Company"), has three operating subsidiaries: (1) GO Software, Inc., which develops and markets software and services for credit card, debit card and check transactions processing and whose offerings include payment processing software for virtually any computing platform, including Windows, Unix and Linux; (2) Net400, Inc., which provides connectivity and communications software for IBM midrange computers that facilitates e-mail and e-commerce communications and system and device connectivity; and (3) Tectonic Solutions, Inc., which develops and markets building product information solutions for the construction industry.

The Company has categorized its three primary sources of revenue into: (1) license fees, (2) support and update services, and (3) consulting fees and advertising revenue. License fees are earned by granting licenses to the Company's customers to use the Company's proprietary software products. Revenue from support and update services is comprised of fees for providing customer support, 24 hours a day, 365 days a year, and periodic updates to the Company's software products as part of the continuing effort to provide complete customer service and access to the latest available technology. Consulting fees are earned by providing services to customers, including systems analysis and design, programming, and training. Advertising revenue is generated from the listings of advertisements in directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on websites.

The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers, and the effectiveness of the Company's sales force and alliance partners. The Company does not have a material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received during that quarter. Operating expenses are based on anticipated revenue levels and are relatively fixed over the short term. Variations in the timing of generation of revenues may therefore cause significant fluctuations in operating results from one quarter to the next. Fluctuations in operating results may result in volatility in the price of the Company's common stock. The Company's operating results may fluctuate significantly as a result of these factors, many of which are beyond the control of the Company's management.

Results of Operations

Revenues

The Company had total revenues of $2,152,754 for the three months ended December 31, 2003, compared to $1,776,123 for the three months ended December 31, 2002. Total revenues increased by $376,631, or 21.2%, over the comparable three-month period of the prior fiscal year. The Company had total revenues of $4,516,744 for the six months ended December 31, 2003 compared to $3,878,482 for the six months ended December 31, 2002. Total revenues increased by $638,262, or 16.5%, over the comparable six-month period of the prior fiscal year.

The Company continued to experience increases in sales of its payment processing software with growth in both revenue and number of units shipped. In addition, the prior year six-month period included an additional $293,837 in consulting revenue from the Company's former Campana Data subsidiary, whose business operations were substantially curtailed in late fiscal 2002 and finalized in October 2002. Furthermore, advertising revenue of $71,187 from the Company's BBN and CYP acquisitions is included from the dates on which the acquisitions closed, or November 18 and 26, 2003, respectively. Excluding the Campana Data operations and the revenues from the recent acquisitions, revenue would have increased by $860,912, or 24.0%, over the comparable six-month period of the prior fiscal year.

License fee revenue continues to be the primary source of the Company's revenue, generating 70.3% and 73.8% of total revenues for the three and six months ended December 31, 2003, respectively, compared to 59.5% and 61.1% for the three and six months ended December 31, 2002, respectively. License fee revenue increased by $455,757, or 43.1%, and $963,562, or 40.6% over the comparable three- and six-month periods of the prior fiscal year, respectively. This increase in the license fee revenue represents continued growth of our lower end PCCharge suite of products and the benefit of increased sales from the middleware RiTA products. This is primarily the result of our more extensive reseller network and new releases of products over the prior year.

Support and update services comprised 23.8% and 21.9% of sales for the three- and six-month periods ended December 31, 2003, compared to 24.8% and 23.2% for the three- and six-month periods ended December 31, 2002. Support and update services increased by $72,934, or 16.6%, and $90,691, or 10.1%, over the comparable three- and six-month periods of the prior fiscal year, respectively. Support and update services increases were generated by providing technical support on continued sales of software licenses and the retention of our existing customers. The Company offers various forms of support to its customers, including telephone support, on-site support, and online and e-mail inquiry support. The increase in customer support and update services is a result of the increase in unit sales and the related growth of the Company's customer base as compared to the comparable periods of the prior fiscal year.

Consulting fee revenue comprised 2.6% and 2.7% of sales for the three- and six-month periods ended December 31, 2003, compared to 15.7% and 15.7% for the three- and six-month periods ended December 31, 2002, respectively. Consulting fee revenue decreased by $223,247, or 79.9%, and by $487,178, or 80.1%, over the comparable three- and six- month periods of the prior fiscal year, respectively. The primary reason for the decrease in consulting fee revenue was the inclusion through October 2002 of $293,837 in consulting revenue from the Company's former Campana Data subsidiary, whose closing was finalized effective October 2002. Excluding the Campana Data operations, consulting revenue decreased by $143,664, or 71.9%, and $193,341, or 61.5%, over the comparable three- and six-month periods, respectively.

Advertising revenue for the three and six months ended December 31, 2003 amounted to $71,187, and represents revenue from the Company's BBN and CYP acquisitions closed on November 18 and 26, 2003, respectively. There was no advertising revenue in the second quarter ended December 31, 2003.

General and Administrative Expenses

General and administrative expenses were $1,825,806 and $1,119,630 for the three months ended December 31, 2003 and 2002, respectively, representing 84.8% and 63.0% of revenues, respectively. General and administrative expenses were $3,243,324 and $2,498,646 for the six months ended December 31, 2003 and 2002, respectively, representing 71.8% and 64.4% of revenues, respectively. General and administrative expenses increased by $706,176, or 63.1%, and by $744,678, or 29.8%, over the comparable three- and six-month periods of the prior fiscal year, respectively. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs, including the operating of customer call centers. In addition, substantial professional fees associated with SEC filings and reporting, as well as legal, insurance and accounting expenses, are included as part of the general and administrative expenses. Facility costs for the rental of various properties are also included. The increase in general and administrative expense over the prior periods is primarily due to costs associated with the start up of Tectonic Solutions, Inc., the Company's wholly-owned subsidiary, in March 2003 and as a result of substantial integration expenses associated with the Company's recent acquisitions (see Notes 2 and 8 to the Notes to Condensed Consolidated Financial Statements).

Sales and Marketing Expenses

Sales and marketing expenses were $650,489 and $575,548 for the three months ended December 31, 2003 and 2002, respectively, representing 30.2% and 32.4% of revenues, respectively. Sales and marketing expenses were $1,245,410 and $1,025,560 for the six months ended December 31, 2003 and 2002, respectively, representing 27.6% and 26.4% of revenues, respectively. Sales and marketing expenses increased by $74,941, or 13.0%, and by $219,850, or 21.4%, over the comparable three- and six-month periods of the prior fiscal year, respectively. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and marketing materials. Payment processing products are primarily sold through our reseller network and independent sales organizations which we continue to develop. The Company also sells its payment processing products through its internal sales force, which includes both telephone sales and direct sales. Sales and marketing expenses continue to be focused on retaining and growing license fees and support revenue and on increasing our market share of units sold. The increase in sales and marketing expenses resulted from both increased sales and the timing of sales and marketing programs. Management expects sales and marketing expenses to increase in the third quarter ending March 31, 2004, as a result of increased sales and marketing expenses associated with the Company's acquisitions (see Note 2 and 8 to the Notes to Condensed Consolidated Financial Statements.

Research and Development

Research and development expenses were $333,536 and $340,255 for the three months ended December 31, 2003 and 2002, respectively, representing 15.5% and 19.2% of revenues, respectively. Research and development expenses were $605,314 and $653,334 for the six months ended December 31, 2003 and 2002, respectively, representing

13.4% and 16.8% of revenues, respectively. Research and development expenses decreased slightly by $6,719, or 2.0%, and by $48,020, or 7.3%, over the comparable three- and six-month periods of the prior fiscal year, respectively. Research and development expenses consist primarily of salaries and related costs of development personnel. The Company continues to add functionality and enhancements to its family of products, including maintaining an increasing list of processor certifications. The Company believes that maintaining expenditures in the area of research and development and updating processor certifications are essential to maintaining the Company's strong competitive position. In fiscal 2003, the Company released RiTA 2.0, a Java-based payment processing solution, which is operating system, database and machine independent, and is a highly scalable transaction switch that supports high-volume, multi-threaded transaction processing. The Company also released PCCharge Version 5.6.3 during fiscal 2003, its flagship PC-based payment processing solution with an improved Graphic User Interface, additional certifications and increased security features. Management expects research and development expenses to increase in the third quarter ending March 31, 2004 as the Company undertakes development of the newly acquired payment gateway (see Note 8 to the Notes to the Condensed Consolidated Financial Statements).

Depreciation and Amortization

Depreciation and amortization expense amounted to $330,613 and $343,867 for the three months ended December 31, 2003 and 2002, respectively, representing 15.4% and 19.4% of revenues, respectively. Depreciation and amortization expenses were $683,341 and $650,063 for the six months ended December 31, 2003 and 2002, respectively, representing 15.1% and 16.8% of revenues, respectively. Depreciation and amortization expenses remained relatively constant over the three- and six-month periods ended December 31, 2003 and 2002. Management expects additional amortization to result in future periods should the determination of the fair value of identifiable intangibles acquired in connection with the BBN, CYP, SpecSource and Atomic transactions (See Notes 2 and 8 to the Notes to the Consolidated Financial Statements) be assigned to intangibles other than goodwill. Under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations," any excess of purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired will be recorded as goodwill. Because the final determination of the fair value of identifiable intangible assets has not yet been finalized for the BBN and CYP acquisitions, a final calculation of goodwill has not been made. Consequently, any amortization expense associated with the intangible assets other than goodwill has not yet been recorded.

Interest Expense

Interest expense amounted to $83,818 and $81,424 for the three months ended December 30, 2003 and 2002, respectively, representing 3.9% and 4.6% of revenues, respectively. Interest expense amounted to $167,593 and $153,521 for the six months ended December 31, 2003 and 2002, respectively, representing 3.7% and 4% of revenues, respectively. Interest expense remained relatively constant over the three- and six-month period ended December 31, 2003 and 2002. Interest expense related primarily to the Company's recording of the accretion of interest on warrants issued in connection with a debt financing agreement with an unrelated third party entered into on December 17, 2001 and described in more detail below. The debt discount is being charged to income ratably over the three-year life of the agreement. This amounts to a $83,333 non-cash charge for debt discount amortization per quarter.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $190,968 and $249,507 for the six months ended December 31, 2003 and 2002, respectively. Cash used in operations amounted to $813,244 and $475,183 for the six months ended December 31, 2003 and 2002, respectively, and was primarily due to the continued net loss from operations. Non-cash charges for the six months ended December 31, 2003 were comprised of depreciation, amortization, and interest accretion on warrants, amounting to $850,007. These charges were offset by $214,342 resulting from non-cash referral fees earned. The Company's net changes in working capital items for the six months ended December 31, 2003 amounted to a net use of $20,671. Non-cash charges for the six months ended December 31, 2002 for depreciation, amortization, and interest accretion on warrants amounted to $816,729. These charges were offset by $224,998 resulting from non-cash referral fees earned. The Company's net changes in working capital items for the six months ended December 31, 2002 amounted to a net provision of $35,728. The Company continues to place a significant importance on cash flow management, including a continued emphasis on receivables collections. The Company measures receivables management by days sales outstanding (DSO). This method involves measurement of accounts receivable divided by trailing 12 months billings, represented by the sum of the last 12 months revenues plus the change in the deferred revenue account balance. Pursuant to this method of measurement, the Company obtained 38 days at the fiscal year ended June 30, 2003, which increased to 55 days at December 31, 2003. The increase was primarily due to $313,287 in receivables from the acquisitions added in November 2003 and which are expected to normalize in future quarters (see Note 2 to the Notes to Condensed Consolidated Financial Statements).

Cash used in investing activities amounted to $180,632 for the six months ended December 31, 2003, and $16,259 for the six months ended December 31, 2002. This figure primarily represented cash paid for equipment and software.

Cash provided by financing activities amounted to $837,505 for the six months ended December 31, 2003. These financing activities primarily represented $643,000 in proceeds received in connection with a private placement offering, which closed on October 29, 2003 (see Note 3 to the Notes to Condensed Consolidated Financial Statements). The private placement transaction included a non-cash conversion of an $85,000 stockholder note issued in fiscal 2003. The Company also received $175,000 under a non-interest bearing stockholder note during the six months ended December 31, 2003 and had drawings under its receivables-based line of credit of $13,579. The funds provided by financing activities were offset by $160,656 in payments required under the referral and reseller agreement discussed below. Cash used in financing activities amounted to $74,206 for the six months ended December 31, 2002 and was primarily the result of a payment of $98,145 required under the referral and reseller agreement.

On September 17, 2001, the Company received an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing. In accordance with the terms of the agreement governing the payment advance (the "Referral Agreement"), the advance is required to be repaid in referrals and software sales in increasing increments over a three-year period from the effective date of the Referral Agreement. The Company is also required to keep certain of its software source code in escrow, with the other party named as beneficiary, in the event of the Company's default under the Referral Agreement. Other remedies in the event of default include, among other things, the other party's right to terminate the Referral Agreement, demanding repayment of unpaid portions of the advance, meeting the payment milestone which served as the basis for the default, or conversion of the outstanding portion of the advance to unregistered shares of the Company's common stock at various exercise prices. Once the risk of default for each portion of the Referral Agreement has passed, (i.e. when the milestones are met on or before the September 17th deadlines), then that portion of the debt will be forgiven and recorded as revenue in the statement of operations.

During the first one-year measurement period ended September 17, 2002, the Company was required to sell products for the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the Referral Agreement. The Company only achieved sales and referral fees of approximately $127,000 during that period and, consequently, was required to pay approximately $98,000 in cash to the other party to satisfy the shortfall. The amount of sales and referral fees required for the next one-year measurement period ended September 17, 2003, was $375,000. The Company only achieved sales of approximately $214,000 in referral fees toward this amount and, consequently, was required to pay approximately $161,000 on October 10, 2003 to satisfy the shortfall. The remaining amount of sales and referral fees for the one year period ending September 17, 2004 amounts to $400,000.

The Company continues to take actions to improve cash flow from operations and to move the Company to a position of profitability. The Company has refocused on its core business of providing payment processing solutions and the Company's GO Software subsidiary continues to show growth and achieved record revenues during the last 12 months. The Company also launched a construction vertical division in March

2003. This division provides technology and information products to the construction industry and the Company's management believes that this strategy will result in a significant growth area for the Company and will enable the Company to achieve both revenue growth and profitability at a faster pace.

In June 2003, the Company entered into a $500,000, receivables-based line of credit with a bank. Advances under the line are limited to 80% of the Company's gross eligible receivables. In addition, certain board members have formally committed to infuse the Company with up to $500,000 on an as-needed basis for working capital purposes through December 31, 2004. On October 29, 2003, the Company closed a private placement offering in the amount of $643,000 and has since then closed three acquisitions and purchased a payment gateway (see Notes 2 and 8 to the Notes to Condensed Consolidated Financial Statements). Certain of these acquisitions including the gateway purchase will require additional funding and the Company is seeking to raise additional capital through investment banking resources. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock and our common stockholders may experience dilution of their investment. The Company cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available lines of credit or loan facilities in place, although we believe that our current cash reserves and cash flow from operations in the normal course of business, in conjunction with commitment by the board members and the line of credit, will be adequate to finance our activities through December 2004. At a minimum, this approach will require the Company to sustain its current revenue levels and effectively manage costs of operation; however, no absolute assurances can be given that the Company will be successful in doing so. If we cannot maintain current revenue levels or manage our costs, immediate action to reduce costs will be required, unless additional capital resources can be obtained.

Off Balance Sheet Arrangements

The Company has not identified any off balance sheet arrangements during the quarterly period ended December 31, 2003.

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

Revenue Recognition

The Company recognizes revenues from licenses of computer software "up-front," provided that (i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where we have future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, which is generally one year.

Consulting fee revenues are generated from professional consulting and training services and are recognized when the services are performed.

Advertising revenue is generated from the listings of advertisements in directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on websites. Advertising revenue connected to the sale of advertising in directories is only recognized upon the publication of those directories. Advertising from sale of advertising or photography for the display on websites is recognized over the contract subscription period, which is generally one year.

The Company also offers demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. The Company did not have any transactions during the six months ended December 31, 2003 or the year ended June 30, 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid in purchase business combinations over the estimated fair value of the assets acquired. Other intangible assets consist primarily of certain acquired software. Intangible assets, except for goodwill, are amortized on a straight-line basis over their estimated useful lives, and are reviewed for impairment in accordance with Statement of Financial Accounting Standards SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Goodwill is no longer amortized but is subject to an annual impairment test in accordance with SFAS No. 142, "Goodwill and Intangible Assets". The Company completes its annual goodwill impairment tests for each of its reporting units as of June 30 of each year. As of June 30, 2003, the estimated fair values of the reporting units exceeded the carrying values of the reporting units; therefore, no impairment charge was recognized in the results of operations and financial position. In the third quarter of fiscal 2003, the Company reduced the estimated useful life of its acquired software from five to three years.

Software Development Costs

Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized in accordance with SFAS No. 86,"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." No such costs were capitalized during the six months ended December 31, 2003 or during the fiscal year ended June 30, 2003. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales, or (2) a straight line basis over the expected economic life of the product (not to exceed five years).

Reserves and Estimates

In the ordinary conduct of our business, management make estimates and assumptions that affect the reported amounts of assets and liabilities (including reserves) and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company has not identified any variable interest entities and the adoption of FIN 46 did not have any significant effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS 149"). SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 did not have any significant effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for most financial instruments entered into or modified after May 31, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB 150 applicable to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position or results of operations.

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

PART II. - OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company filed an action against UniComp, Inc. ("UniComp") on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note (the "Promissory Note") and seeking recovery of attorneys' fees. The Company's complaint alleged that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under the Promissory Note duly executed by UniComp. UniComp filed an answer on August 14, 2002, denying any liability and asserting a number of counterclaims, including misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships. UniComp's counterclaim also sought punitive damages from the Company.

On February 4, 2003 and on May 17, 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility of settlement and were actively pursuing mediation in an effort to resolve their dispute. UniComp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that UniComp will pay the Company $100,000, over a one-year period, in four installments of $25,000 to begin 90 days after the agreement was signed and to continue for three consecutive 90-day periods thereafter. On September 30, 2003 and on January 12, 2004, the Company received the first two $25,000 installments from UniComp. The Company is recording these receipts as a credit to general and administrative expenses when received. As a result of the postponement of the mediation, the early stage of the litigation and the fact that discovery has not been completed, it is impossible to predict the outcome of this action or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of the filing of this report, the Company is not involved in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 2.   CHANGES IN SECURITIES

On October 29, 2003, the Company completed a $643,000 private placement of common stock and warrants. The Company issued 378,236 shares of common stock at a purchase price of $1.70 per share and warrants to purchase 378,236 shares of common stock at an exercise price of $2.50 per share. Participants in the private placement included Arol Wolford, the Company's President and CEO, who purchased 103,000 shares and received a warrant to purchase 103,000 shares of common stock, and John McRoberts, the Company's director, who purchased 100,000 shares and received a warrant to purchase 100,000 shares of common stock. The Company has agreed to register the common stock subject to the private placement after one year if the shares cannot then be sold without registration, or within six months after the Company's common stock becomes accepted for listing on the NASDAQ Small Cap or National Markets.

On November 18, 2003, the Company and BBN Acquisition, Inc. ("BBN") consummated a merger (the "Merger") whereby BBN was merged with and into Tectonic Solutions, Inc., a Georgia corporation and a wholly-owned subsidiary of the Company ("Tectonic"), pursuant to an Agreement and Plan of Merger, dated as of October 29, 2003. In connection with the Merger, the Company issued approximately 750,000 shares of its common stock for all of the issued and outstanding shares of BBN's common stock. Arol Wolford, the Company's President and CEO, held approximately 41.6% of the outstanding shares of BBN's common stock and received 311,671 shares of the Company's common stock as a result of the Merger. Mr. Wolford's daughter served on the Board of Directors of BBN.

On November 26, 2003, the Company and Construction Yellow Pages LLC ("CYP"), consummated the transactions contemplated by an Asset Purchase Agreement, dated as of October 29, 2003, whereby Tectonic substantially all of the operating assets of CYP (the "Asset Purchase"). In connection with the Asset Purchase, the Company issued 750,000 shares of the Company's common stock as consideration for substantially all of the operating assets of CYP. Arol Wolford, the Company's President and CEO held approximately 58% of the outstanding shares of CYP's common stock and received 435,000 shares of the Company's common stock as a result of the Asset Purchase.

The foregoing purchases, sales and stock issues were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, provided for transactions by an issuer not involving any public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 2003, the Company held its Annual Meeting of Stockholders in order to (1) elect six directors to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified, and (2) to ratify the appointment of BDO Seidman, LLP as independent public accountants for the fiscal year ending June 30, 2004.

The results of the vote are set out in the table below.

                             For        Against      Abstained       Total
                          ---------    ---------     ---------     ----------
Election of Directors
---------------------
Arol R. Wolford           9,468,267       7,044      1,848,183     11,323,494
Charlie A. McRoberts      9,433,200      42,111      1,848,183     11,323,494
Charlie Pecchio Jr.       9,123,250     352,061      1,848,183     11,323,494
John W. McRoberts         9,433,200      42,111      1,848,183     11,323,494
Laura C. Rogers           9,468,167       7,144      1,848,183     11,323,494
Theo Vander Boom          9,468,167       7,144      1,848,183     11,323,494

Appointment of BDO
------------------
Seidman, LLP              9,459,076       9,985      1,854,433     11,323,494
------------

The stockholders approved the election of the six directors to the Board of Directors and the ratification of BDO Seidman, LLP as independent public accountants for the fiscal year ending June 30, 2004.

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

(b)  (i)   On November 13, 2003, the Company  furnished a Current Report on Form
           8-K, pursuant to Item 12 thereof, announcing the Company's financial results for the three months ended September 30, 2003.

     (ii) On December 3, 2003, the Company filed a Current Report on Form 8-K, pursuant to Item 2 thereof, announcing the consummation of a merger of the Company's wholly-owned subsidiary with and into BBN Acquisitions, Inc.

     (iii) On December 10, 2003, the Company filed a Current Report on Form 8-K,
           pursuant  to  Item  2  thereof,   announcing   the   acquisition   of
           substantially all of the assets of Construction Yellow Pages, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 17, 2004

                                        Return On Investment Corporation
                                                  (Registrant)

                                        By: /s/ Arol R. Wolford
                                            -------------------------------
                                            Arol Wolford
                                            President and Chief
                                            Executive Officer

                                        By: /s/ Sherwin Krug
                                            -------------------------------
                                            Sherwin Krug
                                            Chief Financial Officer