Form 10QSB
period 2004-03-31
RETURN ON INVESTMENT CORP
filed 2004-05-17
CIK 866492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                            Yes [X]           No [ ]

The registrant had 13,429,554 shares of common stock outstanding as of April 21, 2004.

Transitional Small Business Disclosure Format:

                            Yes [ ]           No [X]

PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of
               March 31, 2004 (unaudited) and June 30, 2003

               Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended March 31, 2004 and 2003

               Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2004 and 2003

               Notes to Condensed Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis or Plan of Operations

     Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of March 31, 2004; the condensed consolidated statements of operations for the three months and nine months ended March 31, 2004 and March 31, 2003; and the condensed consolidated statements of cash flows for the nine months ended March 31, 2004 and March 31, 2003 have not been audited. The condensed consolidated balance sheet as of June 30, 2003 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Mar. 31,           June 30,
                                                    2004               2003
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $    650,134       $    347,339
  Accounts Receivable, Net                         1,367,605            835,771
  Other                                              188,480            107,957
                                                ------------       ------------
Total Current Assets                               2,206,219          1,291,067

Property and Equipment, Net                          488,264            335,475
Goodwill, Intangibles and Other, Net               9,028,346          1,138,972
                                                ------------       ------------
                                                $ 11,722,829       $  2,765,514
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              $    719,600       $    123,950
  Accrued Expenses and Other                         898,643            805,034
  Deferred Revenue                                 2,194,797          1,002,182
  Shareholder and Officer Notes                      225,000             85,000
  Line of Credit                                      23,111                 --
  Other financing net
      of unamortized discount                        233,338            358,336
                                                ------------       ------------
Total Current Liabilities                          4,294,489          2,374,502
                                                ------------       ------------


LONG-TERM LIABILITIES
  Long-term debt                                     893,000                 --
                                                ------------       ------------
Total Liabilities                                  5,187,489          2,374,502
                                                ------------       ------------


SHAREHOLDERS' EQUITY

  Common Stock $.01 Par Value
    25,000,000 Shares Authorized;
    13,429,554 and 11,323,494 Shares
    Issued and Outstanding                           134,295            113,235
  Additional Paid-in Capital                      20,554,435         11,353,496
  Accumulated Deficit                            (14,153,390)       (11,075,719)
                                                ------------       ------------
Total Shareholders' Equity                         6,535,340            391,012
                                                ------------       ------------
                                                $ 11,722,829       $  2,765,514
                                                ============       ============

     See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                             Three Months Ended                 Nine Months Ended
                                          Mar. 31,         Mar. 31,         Mar. 31,         Mar. 31,
                                            2004             2003             2004             2003
Revenues
  License Fees                          $  1,657,446     $  1,345,793     $  4,991,778     $  3,716,563
  Support and Update Services                584,141          446,070        1,574,543        1,345,781
  Consulting Fees                            146,058          121,806          266,881          729,807
  Advertising Revenue                        560,082               --          631,269               --
                                        ------------     ------------     ------------     ------------
Total Revenues                             2,947,727        1,913,669        7,464,471        5,792,151
                                        ------------     ------------     ------------     ------------

Costs of Revenues                            443,922          157,607          829,861          440,393

Other Expenses
  General & Administrative                 1,996,592        1,150,611        4,652,316        3,366,471
  Sales and Marketing                      1,139,716          462,693        2,367,166        1,488,253
  Research & Development                     591,693          337,503        1,416,628          990,837
  Depreciation and Amortization              341,829          643,394        1,025,170        1,293,457
                                        ------------     ------------     ------------     ------------
Total Operating Expenses                   4,069,830        2,594,201        9,461,280        7,139,018
                                        ------------     ------------     ------------     ------------

Net Operating Loss                        (1,566,025)        (838,139)      (2,826,670)      (1,787,260)

  Interest Expense, Net                       83,408           83,153          251,001          236,674
                                        ------------     ------------     ------------     ------------
Net Loss                                $ (1,649,433)    $   (921,292)    $ (3,077,671)    $ (2,023,934)
                                        ============     ============     ============     ============
Basic and Diluted Loss
  per Common Share                      $       (.13)    $       (.08)    $       (.27)    $       (.18)
                                        ============     ============     ============     ============

Basic and Diluted Weighted -
Average Common Shares
   Outstanding                            12,630,378       11,172,581       11,445,615       11,191,455
                                        ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                        Nine Months Ended
                                                    Mar.31,          Mar. 31,
                                                      2004             2003

Operating Activities
  Net Loss                                        $ (3,077,671)    $ (2,023,934)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
     Interest Accretion on Warrants                    250,000          250,000
     Depreciation and Amortization                   1,025,170        1,293,457
     Non-cash compensation expense                          --           64,640
     Non-cash referral fees                           (214,342)        (126,853)
  Changes in Operating
   Assets and Liabilities                              174,004            4,580
                                                  ------------     ------------
Net Cash Used in
Operating Activities                                (1,842,839)        (538,110)
                                                  ------------     ------------
Net Cash Used in
  Investing Activities                                (266,402)         (20,767)
                                                  ------------     ------------
Net Cash Provided by
  Financing Activities                               2,412,036          285,981
                                                  ------------     ------------

Net Increase (Decrease)in Cash                         302,795         (272,896)
Cash, Beginning of Period                              347,339          815,155
                                                  ------------     ------------
Cash, End of Period                               $    650,134     $    542,259
                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Operations

Return On Investment Corporation d/b/a ROI Corporation, a Delaware corporation ("ROI" or the "Company"), has two primary operating divisions. The GO Software division develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux; and includes the Net400 product line, which provides connectivity and communications software for IBM midrange computers that facilitates e-mail and e-commerce communications and system and device connectivity; and the recent purchase of an Internet gateway solution to compliment the current software based payment processing solutions, by soon offering a secure, scalable Internet only solution in the form of an application service provider model. The second primary operating division is the Tectonic Networks division which develops and markets building product information solutions for the construction industry and includes printed directories, a searchable online building product information database, an online studio for the search, visualization and selection of carpet, paint and other textiles and customized web based solutions for organizing building product manufacturer databases for easier search and selection.

Condensed Footnotes

As contemplated by the SEC rules and regulations applicable to reports on Form 10-QSB, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company's year-end financial statements and notes thereto contained in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

The financial information included in this report has been prepared by the Company and has not been audited. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 30, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Revenue Recognition

The Company recognizes revenues from licenses of computer software once (i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. In cases of future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization and requirements to provide additional products in the future and to port products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contract based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The historical rate of product returns for the Company's software products is negligible. Further, the Company did not have any transactions during the nine months ended March 31, 2004 or the year ended June 30, 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues are generated from professional consulting and training services and are recognized as the services are performed.

Advertising revenue is generated from the listings of advertisements in print and electronic directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on websites. Advertising revenue connected to the sale of advertising in print directories is only recognized upon the publication of those directories. Advertising from sale of advertising or photography for the display on websites is recognized over the contract subscription period, which is generally one year.

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

As a result of the net losses incurred in the nine months ended March 31, 2004 and 2003, the following common shares were antidilutive and, accordingly, were excluded from the computation of loss per share:

                                                    2004            2003
                                                 ----------      ----------

     Stock Options                                1,466,917         917,217
     Warrants                                     2,179,900       1,866,664
                                                 ----------      ----------
                                                  3,646,817       2,783,881
                                                 ==========      ==========

New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board ("FASB")issued an Exposure Draft on Share-Based Payments to amend SFAS No. 123, which would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. The proposed statement provides guidance on accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the Exposure Draft, SFAS No. 123 requires the cost resulting from all employee share-based payment transactions to be recognized in the financial statements and establishes a fair-value based method of accounting for the transactions. The Company continues to apply the recognition and measurement principles of APB Opinion No. 25, but has complied with the disclosure requirements of SFAS No. 148. Adoption of the requirements in the Exposure Draft would have an adverse impact on the Company's financial results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.   Business Combinations

On November 18, 2003, the Company, and BBN Acquisition, Inc., a North Carolina corporation ("BBN"), consummated a merger (the "Merger") whereby BBN was merged with and into Tectonic Solutions, Inc., a Georgia corporation and a wholly-owned subsidiary of the Company ("Tectonic"), pursuant to an Agreement and Plan of Merger, dated as of October 29, 2003. Tectonic survived the Merger as a wholly-owned subsidiary of ROI. BBN provides an online design resource for design professionals in the commercial interiors industry. The BBN acquisition will extend the Company's strategic push into the commercial construction products market by enhancing its offerings with BBN's aggregated product information web site.

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

The following table presents the estimated total purchase price of the Merger:


     Value of ROI common stock issued                          $  1,365,000
     Transaction costs                                              106,239
                                                               ------------
     Total Purchase Price Consideration                        $  1,471,239
                                                               ============

The aggregate purchase price has been allocated based on estimated fair values as of the date of the completion of the Merger. A preliminary estimated purchase price allocation is as follows and is subject to change based upon completion of a final valuation of identifiable intangible assets:


     Total Purchase Price Consideration                        $  1,471,239
     Net Liabilities of BBN                                         118,245
                                                               ------------
     Goodwill/Intangible Assets                                $  1,589,484
                                                               ============

The tangible assets of BBN acquired in the Merger consist primarily of receivables and fixed assets. The liabilities assumed in the Merger consist primarily of accounts payable, accrued expenses and deferred revenue.

On November 26, 2003, the Company and Construction Yellow Pages LLC, a Michigan limited liability company ("CYP"), consummated the transactions contemplated by an Asset Purchase Agreement, dated as of October 29, 2003, whereby Tectonic purchased substantially all of the operating assets of CYP (the "Asset Purchase"). CYP is a publisher of regional comprehensive print directories for the commercial construction industry. CYP's products complement the Company's entry into the commercial construction products database market with its comprehensive print directories that are specialized for local markets.

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

The following table presents the estimated total purchase price of the Asset
Purchase:

     Value of ROI common stock issued                          $  1,365,000
     Transaction costs                                               90,772
                                                               ------------
     Total Purchase Price Consideration                        $  1,455,772
                                                               ============

The aggregate purchase price has been allocated based on estimated fair values as of the date of the completion of the Asset Purchase. A preliminary estimated purchase price allocation is as follows and is subject to change based upon completion of a final valuation of identifiable intangible assets:

     Total Purchase Price Consideration                        $  1,455,772
     Net Liabilities of CYP                                          64,668
                                                               ------------
     Goodwill/Intangible Assets                                $  1,520,440
                                                               ============

The tangible assets of the CYP acquired in the Asset Purchase consist primarily of cash and receivables. The liabilities assumed in the Asset Purchase consist primarily of accounts payable, accrued expenses and deferred revenue.

On January 2, 2004, the Company and SpecSource.com, Inc., an Indiana corporation ("SpecSource"), consummated the transaction contemplated by an Asset Purchase Agreement, dated as of October 29, 2003, whereby Tectonic purchased substantially all of the operating assets of SpecSource (the "SpecSource Asset Purchase"). SpecSource is an online directory of commercial construction products manufacturers and their local supply chain of product representatives and distributors.

In connection with the SpecSource Asset Purchase and as consideration for substantially all of the operating assets of SpecSource, the Company issued 1,450,000 shares of the Company's common stock, entered into a non-interest bearing note payable in the amount of $533,000 and simultaneously entered into a non-compete agreement with one of the stockholders of SpecSource for $360,000. Due to the probability that these notes will be paid within a one year period, no imputed interest has been calculated. The shares have been valued for accounting purposes at $1.82 per share based on the closing price of the Company's common stock, as quoted on the OTCBB, for a reasonable period before and after the terms of the Asset Purchase were announced. The shares issued to SpecSource have not been registered under the Securities Act. Arol Wolford, the Company's President and CEO, holds approximately 67.6% of the outstanding shares of SpecSource common stock and, based on that holding, will receive approximately 980,000 shares of the Company's common stock on the final dissolution of SpecSource. The note issued is interest free and will mature in 10 years. Until maturity, payments under the note will only be required when the Company has cash, net of debt obligations exceeding $5.25 million, on its quarterly balance sheet. At any time such cash threshold is met, the Company will make a payment on the note in an amount by which the Company's cash exceeds $5 million.

The following table presents the estimated total purchase price of the Asset
Purchase:

     Value of ROI common stock issued                          $  2,639,000
     Notes issued                                                   893,000
     Transaction costs                                               60,303
                                                               ------------
     Total Purchase Price Consideration                        $  3,592,303
                                                               ============

The aggregate purchase price has been allocated based on estimated fair values as of the date of the completion of the SpecSource Asset Purchase. A preliminary estimated purchase price allocation is as follows and is subject to changes based upon completion of a final valuation of identifiable intangible assets:

     Total Purchase Price Consideration                        $  3,592,303
     Net Liabilities of SpecSource                                  454,377
                                                               ------------
     Goodwill/Intangible Assets                                $  4,046,680
                                                               ============

The tangible assets acquired in the SpecSource Asset Purchase consist primarily of accounts receivable. The liabilities assumed in the SpecSource Asset Purchase consist primarily of accounts payable, accrued expenses and deferred revenue.

Under the purchase method of accounting pursuant to SFAS 141, the total estimated purchase prices as shown in the tables above are allocated to acquired entities net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired will be recorded as goodwill. Since the final determination of the fair value of identifiable intangible assets has not yet been finalized, a final calculation of goodwill has not been made. Accordingly, the purchase accounting adjustments reflected in the unaudited pro forma condensed financial statements included herein are subject to change. In accordance with the SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. In the event that the management of the Company determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. It is expected that these determinations will be made during the fourth quarter of fiscal 2004. The results of operations of the acquired entities have been included in ROI's results of operations from the date of the closing of the respective acquisitions.

Supplemental pro-forma disclosures of the results of operations for the three and nine months ended March 31, 2004 and 2003, as though the above acquisitions of BBN, CYP and SpecSource had been completed as of July 1, 2002, are as follows:


                        Three months ended              Nine months ended
                             March 31,                       March 31,
                   ----------------------------    ----------------------------
                       2004            2003            2004            2003
                   ------------    ------------    ------------    ------------

Total Revenues     $  2,947,727    $  2,434,401    $  8,060,646    $  6,754,141

Net Loss           $ (1,649,433)   $ (1,620,061)   $ (4,259,137)   $ (4,019,825)

Basic and Diluted
Loss per share     $      (0.13)   $      (0.13)   $      (0.32)   $      (0.28)

Note 3.   Asset Acquisition

On January 7, 2004, the Company purchased certain foreclosed assets of Atomic Software, Inc., ("Atomic") for approximately $1,560,000 including transaction costs and assumed liabilities of approximately $60,000. The purchased assets, primarily Atomic's gateway code, will complement the Company's existing GO Software product line of Windows based software payment processing solutions by now offering a completely Internet based application that can be accessed from any Internet browser and is not software dependent. This has been accounted for as an acquisition of specific assets and not as a business combination as, in accordance with Emerging Issues Task Force, EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", the definition of a business has not been met due to the lack of the necessary elements including inputs, processes and outputs. The gateway asset has also not yet been placed into service and is still undergoing further development to increase stability, scalability and adequate security in the form of the Credit Information Security Program (CISP)audit compliance.

In connection with the purchase, the Company issued approximately 600,000 shares of its common stock for all of the foreclosed assets of Atomic. The shares have been valued for accounting purposes at $2.50 per share based on the closing price of the Registrant's common stock, as quoted on the Over-The-Counter Bulletin Board ("OTCBB"), for a reasonable period before and after the terms of the purchase was announced. The shares issued to the former owners of Atomic have not been registered under the Securities Act of 1933, as amended (the "Securities Act").

Note 4.   Escrow Shares and Private Placement

In October 2000, the Company entered into an escrow agreement with three current members of its Board of Directors, Charles McRoberts, John McRoberts and Charles Pecchio, Jr. The escrow agreement provided that approximately 3,765,930 shares of the Company's common stock would be held in escrow for release to these directors (i) when certain financial milestones are reached, or (ii) upon a change of control. While these shares were held in escrow, the directors exercised voting rights with respect to the escrowed shares. However, the Company's management analyzed the directors' ownership of the Company's shares in the escrow account and concluded that having approximately 33% of the outstanding common stock in escrow was not conducive to the Company's strategic plans. Accordingly, on October 29, 2003, a settlement was reached with the three directors, providing for a release of 750,000 of the escrowed shares on a pro rata basis to the three directors based on their ownership interests, with an additional 168,754 shares to remain in escrow through October 2006, to be released to Mr. Pecchio if the trading price of the Company's common stock reaches and maintains certain price targets. Under the terms of the escrow settlement agreement, the remaining 2,847,176 shares were forfeited by the directors back to the Company and are held as treasury shares. The release of the 750,000 shares did not result in any stock based compensation as the previously escrowed shares in total represented the then proportionate interests in the Company at the time of its reverse merger in 2000.

On October 29, 2003, the Company completed a private placement of its common stock and warrants in the amount of $643,000. The Company issued 378,236 shares of common stock at a purchase price of $1.70 per share and warrants to purchase 378,236 shares of common stock at an exercise price of $2.50 per share. Participants in the private placement included Arol Wolford, the Company's President and CEO, who purchased 103,000 shares and received a warrant to purchase 103,000 shares of common stock, and John McRoberts, a director of the Company, who purchased 100,000 shares and received a warrant to purchase 100,000 shares of common stock. The Company has agreed to register the common stock subject to the private placement after one year if the shares cannot then be sold without registration, or within six months after the Company's common stock becomes accepted for listing on the NASDAQ Small Cap or National Markets.

On March 15, 2004, the Company completed a further private placement of its common stock in the amount of $1,750,000. The Company issued 875,000 unregistered shares of common stock at a purchase price of $2.00 per share. The company utilized a registered broker dealer as a selling agent for a portion of the transaction and incurred fees in the amount of $85,000. The Company provided piggy-back registration rights to all the participants in the private placement.

Note 5. Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company presents supplemental disclosure in accordance with the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement disclose, among other things, the pro forma effects on net loss and basic net loss per share as if the fair value recognition provisions of SFAS 123 had been adopted.

Based on the additional disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation--Transition and Disclosure -- an Amendment to SFAS 123," the following table illustrates the assumptions and the effect on net loss and net loss per share if the Company applied the fair value recognition provisions of SFAS 123.

                                      Three months ended                 Nine months ended
                                 -----------------------------     -----------------------------
                                   Mar. 31,         Mar 31,          Mar. 31,         Mar. 31,
                                     2004             2003             2004             2003
                                 ------------     ------------     ------------     ------------
Net loss as applicable to
common shareholders, as
reported                         $ (1,649,433)    $   (921,292)    $ (3,077,671)    $ (2,023,934)

Add: Stock-based employee
compensation expense included
in reported net earnings                   --           64,640               --           64,640

Less: Total stock-based
employee compensation expense
determined under fair value
based method for all awards          (227,336)         (75,561)        (559,824)        (152,031)
                                 ------------     ------------     ------------     ------------
Pro forma net loss               $ (1,876,769)    $   (932,213)    $ (3,637,495)    $ (2,111,325)
                                 ============     ============     ============     ============

Basic and diluted net
loss per share:
As reported                      $       (.13)    $       (.08)    $       (.27)    $       (.18)
                                 ============     ============     ============     ============
Pro forma                        $       (.15)    $       (.08)    $       (.32)    $       (.19)
                                 ============     ============     ============     ============

Note 6.   Change in Accounting Estimate

In conjunction with the implementation of SFAS 142 and in connection with the Company's annual evaluation of the remaining useful lives of its fixed and intangible assets, management determined during the quarter ended March 31, 2003, that the estimated useful lives of such assets should be reduced from approximately five to seven years to approximately three to five years. In its analysis, management considered various factors, including industry standards and the condition of the underlying assets. This change in accounting estimate resulted in additional depreciation and amortization expense of $562,895 and $435,030, and in the aggregate increased basic and diluted net loss applicable to common stockholders by $0.03 per share and $0.04 per share, for the nine months ended March 31, 2004 and March 31, 2003, respectively.

Note 7.   Segment Information

Based on the quantitative thresholds specified in SFAS No. 131, in the nine months ended March 31, 2004, the Company has determined that it has two reportable segments: payment processing solutions and construction information solutions. The payment processing software business develops and markets software and services for credit card, debit card and check transaction processing, while the construction information business develops and markets building product information solutions for the construction industry.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Segment amounts are disclosed prior to elimination of any entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The Company's chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not allocable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

                       Payment       Construction
Three Months Ending  Processing       Information       Corporate
March 31, 2004        Solutions        Solutions        and Other         Total
----------------    ------------     ------------     ------------     ------------
Net Sales           $  2,313,394     $    634,333     $         --     $  2,947,727
Depreciation and
Amortization        $    317,647     $     17,952     $      6,230     $    341,829
Net Loss            $   (147,496)    $ (1,066,156)    $   (435,781)    $ (1,649,433)
Total Assets        $  3,825,176     $  7,829,112     $     68,541     $ 11,722,829

                       Payment       Construction
Nine Months Ending   Processing       Information       Corporate
March 31, 2004        Solutions        Solutions        and Other         Total
----------------    ------------     ------------     ------------     ------------
Net Sales           $  6,758,951     $    705,520     $         --     $  7,464,471
Depreciation and
Amortization        $    935,196     $     39,348     $     50,626     $  1,025,170
Net Income(Loss)    $     89,740     $ (1,775,954)    $ (1,391,457)    $ (3,077,671)
Total Assets        $  3,825,176     $  7,829,112     $     68,541     $ 11,722,829

Note 8.   Legal Proceedings

The Company filed an action against UniComp, Inc. ("UniComp") on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note (the "Promissory Note") and seeking recovery of attorneys' fees. The Company's complaint alleged that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under the Promissory Note duly executed by UniComp. UniComp filed an answer on August 14, 2002, denying any liability and asserting a number of counterclaims, including misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion and tortious interference with contractual and business relationships. UniComp's counterclaim also sought punitive damages from the Company.

In February and May 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility of settlement and were actively pursuing mediation in an effort to resolve their dispute. UniComp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that UniComp will pay the Company $100,000, over a one-year period, in four installments of $25,000 to begin 90 days after the agreement was signed and to continue for three consecutive 90-day periods thereafter. On September 30, 2003, January 12, 2004, and on April 5, 2004 the Company received the first three $25,000 installments from UniComp. The Company is recording these receipts as a credit to general and administrative expenses when received. As a result of the postponement of the mediation, the early stage of the litigation and the fact that discovery has not been completed, it is impossible to predict the outcome of this action or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of this filing the Company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, administrative expenses, product introductions, and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to changes in technology, changing customer preferences, changes in our pricing methods or the pricing methods of our competitors, and our ability to manage growth. All of the above factors constitute significant risks to our Company. As a result, our actual results may vary materially from our expectations described in this section. More information about these and other risks relevant to our Company are described in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

Overview

Return On Investment Corporation d/b/a ROI Corporation, a Delaware corporation ("ROI" or the "Company"), has two primary operating divisions. The GO Software division develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux; and includes the Net400 product line, which provides connectivity and communications software for IBM midrange computers that facilitates e-mail and e-commerce communications and system and device connectivity; and the recent purchase of an Internet gateway solution to compliment the current software based payment processing solutions, by soon offering a secure, scalable Internet only solution in the form of an application service provider model. The second primary operating division is the Tectonic Networks division which develops and markets building product information solutions for the construction industry and includes printed directories, a searchable online building product information database, an online studio for the search, visualization and selection of carpet, paint and other textiles and customized web based solutions for organizing building product manufacturer databases for easier search and selection.

The Company has categorized its primary sources of revenue into: (1) license fees, (2) support and update service fees, (3) consulting fees and (4) advertising revenue. License fees are earned by granting licenses to the Company's customers to use the Company's proprietary software products. Revenue from support and update services is comprised of fees for providing customer support, 24 hours a day, 365 days a year, and periodic updates to the Company's software products as part of the continuing effort to provide complete customer service and access to the latest available technology. Consulting fees are earned by providing services to customers, including systems analysis and design, programming, and training. Advertising revenue is generated from the listings of advertisements in print and electronic directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on websites.

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

Results of Operations

Revenues

The Company had total revenues of $2,947,727 for the three months ended March 31, 2004, compared to $1,913,669 for the three months ended March 31, 2003. Total revenues increased by $1,034,058, or 54.0%, over the comparable three-month period of the prior fiscal year. The Company had total revenues of $7,464,471 for the nine months ended March 31, 2004 compared to $5,792,151 for the nine months ended March 31, 2003. Total revenues increased by $1,672,320, or 28.9%, over the comparable nine-month period of the prior fiscal year.

Revenues from advertising generated by the assets recently acquired from BBN, CYP and SpecSource, on November 18 and 26, 2003 and January 2, 2004, respectively, as well as continued increases in sales of the Company's payment processing software were the main drivers of the increases in revenue. Revenue from sales of the Company's payment processing software increased both as a result of an increase in the number of units shipped and an increase in the revenue derived per unit. In addition, the prior year nine-month period included an additional $307,424 in consulting revenue from the Company's former Campana Data subsidiary, whose business operations were substantially curtailed in late fiscal 2002 and discontinued in October 2002. Excluding revenue from the recent acquisitions and the Campana Data operations, revenue would have increased by $1,213,180, or 22.1%, over the comparable nine-month period of the prior fiscal year.

License fee revenue continues to be the primary source of the Company's revenue, generating 56.2% and 66.9% of total revenues for the three and nine months ended March 31, 2004, respectively, compared to 70.3% and 64.2% for the three and nine months ended March 31, 2003, respectively. License fee revenue increased by $311,653, or 23.2%, and $1,275,215, or 34.3% over the comparable three- and nine-month periods of the prior fiscal year, respectively. This increase in the license fee revenues was a result of the continued growth of our lower-end PCCharge suite of products and the benefit of increased sales from the middleware RiTA products. This is primarily the result of our more extensive reseller network and new releases of products compared to the prior year.

Support and update services comprised 19.8% and 21.1% of revenues for the three- and nine-month periods ended March 31, 2004, compared to 23.3% and 23.2% for the three- and nine-month periods ended March 31, 2003. Support and update services increased by $138,071, or 31.0%, and $228,762, or 17.0%, over the comparable three- and nine-month periods of the prior fiscal year, respectively. Support and update services increases were generated by providing technical support on continued sales of software licenses and the retention of our existing customers. The Company offers various forms of support to its customers, including telephone support, on-site support, and online and e-mail inquiry support. The increase in customer support and update services is a result of the increase in unit sales and the related growth of the Company's customer base as compared to the same periods of the prior fiscal year.

Consulting fee revenue comprised 5.0% and 3.6% of revenues for the three- and nine- month periods ended March 31, 2004, compared to 6.4% and 12.6% for the three- and nine-month periods ended March 31, 2003, respectively. Consulting fee revenue increased by $24,252, or 19.9%, and decreased by $462,926, or 63.4%, over the comparable three- and nine- month periods of the prior fiscal year, respectively. The primary reason for the decrease in consulting fee revenues for the nine-month period was the inclusion through October 2002 of $307,424 in consulting revenue from the Company's former Campana Data subsidiary, whose business was discontinued effective October 2002. Excluding the Campana Data operations, consulting revenue decreased by $155,502, or 36.8% over the comparable nine-month periods of the prior fiscal year.

Advertising revenues comprised 19.0% and 8.5% of revenues for the three- and nine-month periods ended March 31, 2004 and amounted to $560,082, and $631,269, respectively. Advertising revenue represents revenue from the BBN, CYP and SpecSource assets acquired on November 18 and 26, 2003 and January 2, 2004, respectively. There was no advertising revenue in the third quarter or nine-month period ended March 31, 2003.

Cost of Revenues

Cost of Revenues were $443,922 and $157,607 for the three months ended March 31, 2004 and 2003, respectively, representing 15.1% and 8.2% of revenues, respectively. Cost of Revenues were $829,861 and $440,393 for the nine months ended March 31, 2004 and 2003, respectively, representing 11.1% and 7.6% of revenues, respectively. Cost of revenues increased by $286,315, or 181.7%, and by $389,468, or 88.4%, over the comparable three- and nine-month periods of the prior fiscal year, respectively. Cost of revenues consist primarily of outsourced printing and distribution costs associated with the Tectonic print directories as well as distribution costs of shrink wrap payment processing software including printed manuals and boxes. The increase is primarily as a result of the acquisition of printed directories which were part of the CYP acquisition in November of 2003 (see Note 2 to the Condensed Consolidated Financial Statements.)

General and Administrative Expenses

General and administrative expenses were $1,996,592 and $1,150,611 for the three months ended March 31, 2004 and 2003, respectively, representing 67.7% and 60.1% of revenues, respectively. General and administrative expenses were $4,652,316 and $3,366,471 for the nine months ended March 31, 2004 and 2003, respectively, representing 62.3% and 58.1% of revenues, respectively. General and administrative expenses increased by $845,981, or 73.5%, and by $1,285,845, or 38.2%, over the comparable three- and nine-month periods of the prior fiscal year, respectively. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs, including the operation of customer call centers. In addition, substantial professional fees associated with SEC filings and reporting, as well as legal, insurance and accounting expenses, are included as part of the general and administrative expenses. Facility costs for the rental of various properties are also included. The increase in general and administrative expense over the prior periods is primarily due to costs associated with the integration of various acquired businesses and assets into the Tectonic Network division as well as integration and indirect costs associated with the acquisition of Atomic's payment gateway assets (see Note 2 and 3 to the Condensed Consolidated Financial Statements).

Sales and Marketing Expenses

Sales and marketing expenses were $1,139,716 and $462,693 for the three months ended March 31, 2004 and 2003, respectively, representing 38.7% and 24.2% of revenues, respectively. Sales and marketing expenses were $2,367,166 and $1,488,253 for the nine months ended March 31, 2004 and 2003, respectively, representing 31.7% and 25.7% of revenues, respectively. Sales and marketing expenses increased by $677,023, or 146.3%, and by $878,913, or 59.1%, over the comparable three- and nine-month periods of the prior fiscal year, respectively. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and costs for marketing materials. Payment processing products are primarily sold through our reseller network and independent sales organizations which we continue to develop. The Company also sells its payment processing products through its internal sales force, which includes both telephone sales and direct sales. Construction information products are primarily sold by a direct sales force except for advertising sales in print directories which are sold through telephone sales. Our sales and marketing efforts continue to be focused on retaining and growing license fees and support revenue and on increasing our market share of units sold as well as growing the advertising and construction information solutions products. The increase in sales and marketing expenses primarily resulted from the additional sales personnel associated with the Company's recent construction information related acquisitions (see Note 2 and 3 to the Condensed Consolidated Financial Statements)as well as increased marketing expenses as the Company homogenizes the various acquired brands under one umbrella brand.

Research and Development

Research and development expenses were $591,693 and $337,503 for the three months ended March 31, 2004 and 2003, respectively, representing 20.1% and 17.6% of revenues, respectively. Research and development expenses were $1,416,628 and $990,837 for the nine months ended March 31, 2004 and 2003, respectively, representing 19.0% and 17.1% of revenues, respectively. Research and development expenses increased by $254,190, or 75.3%, and by $425,791, or 43.0%, over the comparable three- and nine-month periods of the prior fiscal year, respectively. Research and development expenses consist primarily of salaries and related costs of development personnel. The Company continues to add functionality and enhancements to its family of products, including maintaining an increasing list of processor certifications. The Company believes that maintaining expenditures in the area of research and development and updating processor certifications are essential to maintaining the Company's competitive position. The increase in research and development costs during the nine month period ended March 31, 2004 relates primarily to development being undertaken on the recently acquired payment gateway (see Note 3 to the Condensed Consolidated Financial Statements), as well as to obtaining Credit Information Security Program (CISP) compliance on certain acquired software. In fiscal 2003, the Company released RiTA 2.0, a Java-based payment processing solution, which is operating system, database and machine independent, and is a highly scalable transaction switch that supports high-volume, multi-threaded transaction processing. In fiscal 2004, the Company released RiTA 2.1 which contained additional certifications including a Purchasing Card Level II certification. The Company has also released new versions of PCCharge the most current of which is Version 5.6.6, its flagship PC-based payment processing solution with an improved Graphic User Interface, additional certifications and increased security features.

Depreciation and Amortization

Depreciation and amortization expense amounted to $341,829 and $643,394 for the three months ended March 31, 2004 and 2003, respectively, representing 11.6% and 33.6% of revenues, respectively. Depreciation and amortization expenses were $1,025,170 and $1,293,457 for the nine months ended March 31, 2004 and 2003, respectively, representing 13.7% and 22.3% of revenues, respectively. Depreciation and amortization expenses decreased by $301,565, or 46.9%, and by $268,297, or 20.7%, over the comparable three- and nine-month periods of the prior fiscal year, respectively. This decrease is primarily related to a decision by the Company during the quarter ended March 31, 2003, to reduce the estimated useful lives of assets from approximately five to seven years to approximately three to five years (see Note 5 to the Condensed Consolidated Financial Statements).

Under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations," any excess of purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired will be recorded as goodwill. Because the final determination of the fair value of identifiable intangible assets has not yet been finalized for the BBN, CYP, SpecSource and Atomic acquisitions, a final calculation of goodwill has not been made. Consequently, any amortization expense associated with the intangible assets other than goodwill has not yet been recorded. It is expected that these determinations will be made during the fourth quarter of fiscal 2004. If, upon final determination of the allocation of the purchase prices for the BBN CYP, SpecSource and Atomic transactions, the fair value of identifiable intangibles acquired is assigned to intangibles other than goodwill, management expects amortization expense to increase.

Interest Expense

Interest expense amounted to $83,408 and $83,153 for the three months ended March 31, 2004 and 2003, respectively, representing 2.8% and 4.3% of revenues, respectively. Interest expense amounted to $251,001 and $236,674 for the nine months ended March 31, 2004 and 2003, respectively, representing 3.4% and 4.1% of revenues, respectively. Interest expense remained relatively constant over the three- and nine-month period ended March 31, 2004 and 2003. Interest expense related primarily to the Company's recording of the accretion of interest on warrants issued in connection with a debt financing agreement with an unrelated third party entered into on December 17, 2001 and described in more detail below. The debt discount is being charged to income ratably over the three-year life of the agreement, resulting in an $83,333 non-cash charge for debt discount amortization per quarter.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $650,134 and $542,259 for the three months ended March 31, 2004 and 2003, respectively. Cash used in operations amounted to $1,842,839 and $538,110 for the nine months ended March 31, 2004 and 2003, respectively, and was primarily due to the continued net loss from operations. Non-cash charges for the nine months ended March 31, 2004 were comprised of depreciation, amortization, and interest accretion on warrants, amounting to $1,275,170. These charges were offset by $214,342 resulting from non-cash referral fees earned. The Company's net changes in working capital items for the nine months ended March 31, 2004 amounted to net cash provided of $174,004. Non-cash charges for the nine months ended March 31, 2003 for depreciation, amortization, non-cash compensation expense and interest accretion on warrants amounted to $1,608,097. These charges were offset by $126,853 resulting from non-cash referral fees earned. The Company's net changes in working capital items for the nine months ended March 31, 2003 amounted to net cash provided of $4,580. The Company continues to place significant importance on cash flow management, including a continued emphasis on receivables collections. The Company measures receivables management by days sales outstanding (DSO). This method involves measurement of accounts receivable divided by trailing 12 months billings, represented by the sum of the last 12 months revenues plus the change in the deferred revenue account balance. Pursuant to this method of measurement, the Company obtained 38 days at the fiscal year ended June 30, 2003, which increased to 46 days at March 31, 2004. The increase was primarily due to $594,767 in receivables from the acquisitions completed in November 2003 and January 2004 and which are expected to normalize in future quarters (see Note 2 to the Condensed Consolidated Financial Statements).

Cash used in investing activities amounted to $266,402 for the nine months ended March 31, 2004, and $20,767 for the nine months ended March 31, 2003. The increase represents cash paid for software and equipment and primarily represents a new CRM system for the GO Software division as well as capital purchases related to the recently acquired payment gateway (see Note 3 to the Condensed Consolidated Financial Statements).

Cash provided by financing activities amounted to $2,412,036 for the nine months ended March 31, 2004. Financing activities include (i) an October 29, 2003, private placement of common stock and warrants for aggregate proceeds of $643,000. This private placement transaction included a non-cash conversion of an $85,000 stockholder note issued in fiscal 2003, (ii) a March 15, 2004 private placement of common stock for aggregate proceeds of $1,750,000 of which $85,000 was paid to a registered broker dealer as a selling agent for a portion of the transaction (see Note 4 to the Condensed Consolidated Financial Statements). In the nine months ended March 31, 2004, the Company also received $225,000 under non-interest bearing stockholder notes, received $45,000 from the exercise of certain options and drew $23,111 under its receivables-based line of credit. The funds provided by financing activities were offset by $160,656 in payments required under the referral and reseller agreement discussed below. Cash used in financing activities amounted to $285,981 for the nine months ended March 31, 2003 and was primarily the result of the sale of 320,000 shares of the Company's common stock at $1.25 per share to both an officer of the Company and an employee. This was offset with a payment of $98,145 required under the referral and reseller agreement and repayment of $15,874 under a long term lease.

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

During the first one-year measurement period ended September 17, 2002, the Company was required to sell products for the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the Referral Agreement. The Company only achieved sales and referral fees of approximately $127,000 during that period and, consequently, was required to pay approximately $98,000 in cash to the other party to satisfy the shortfall. The amount of sales and referral fees required for the next one-year measurement period ended September 17, 2003, was $375,000. The Company only achieved sales of approximately $214,000 in referral fees toward this amount and, consequently, was required to pay approximately $161,000 on October 10, 2003 to satisfy the shortfall. The remaining amount of sales and referral fees for the one year period ending September 17, 2004 amounts to $400,000. To date the Company has achieved sales of approximately $89,000 toward this final amount. If the Company does not reach the $400,000 of sales in referral fees by September 17, 2004, it is likely that the Company will have to pay the other party the shortfall in cash.

The Company continues to review strategic alternatives to improve shareholder return and at the same time is continuing to take actions designed to improve cash flow from operations and to move the Company to a position of profitability. The Company launched a construction information division known as Tectonic Network in fiscal 2003 and in fiscal 2004 made three complementary acquisitions in that division. Tectonic Network provides technology and information products to the construction industry and the Company's management believes that this strategy will result in a significant growth area for the Company and will enable the Company to achieve both revenue growth and profitability at a faster pace. In the current quarter, the Company also acquired a payment gateway to complement its payment processing product line under the Company's GO Software division which continues to show growth, achieving record revenues during the last 12 months.

In June 2003, the Company entered into a $500,000, receivables-based line of credit with a bank. Advances under the line are limited to 80% of the Company's gross eligible receivables. In addition, certain board members had formally committed to infuse the Company with up to $500,000 on an as-needed basis for working capital purposes through March 31, 2005. On October 29, 2003 and again on March 15, 2003, the Company closed private placements of common stock for aggregate proceeds of $643,000 and $1,750,000, respectively, and has also closed three acquisitions as well as the purchase of a payment gateway (see Notes 2, 3 and 4 to the Condensed Consolidated Financial Statements). Certain of these acquisitions including the gateway purchase will require additional funding, and the Company is seeking to raise additional capital through investment banking resources as well as by other means that are being evaluated currently. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to our common stock, and our common stockholders may experience dilution of their investment. The Company cannot provide any assurances that any of the above attempts to raise outside capital will be successful. At this time, we have no other available lines of credit or loan facilities in place, although we believe that our current cash reserves and cash generated in the normal course of business, in conjunction with commitment by the board members and the line of credit, will be adequate to finance our activities through at least March 2005. At a minimum, this approach will require the Company to sustain its current revenue levels and effectively manage costs of operation; however, no absolute assurances can be given that the Company will be successful in doing so. If we cannot maintain current revenue levels or manage our costs, immediate action to reduce costs will be required, unless additional capital resources can be obtained.

Off Balance Sheet Arrangements

The Company has not identified any off balance sheet arrangements during the quarterly period ended March 31, 2004.

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenues from licenses of computer software once (i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. In cases of future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and to port products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

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

Advertising revenue is generated from the listings of advertisements in directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on websites. Advertising revenue connected to the sale of advertising in directories is only recognized upon the publication of those directories. Revenue from the sale of advertising or photography for the display on websites is recognized over the contract subscription period, which is generally one year.

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

Software Development Costs

Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized in accordance with SFAS No. 86,"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." No such costs were capitalized during the nine months ended March 31, 2004 or during the fiscal year ended June 30, 2003. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales, or (2) a straight line basis over the expected economic life of the product (not to exceed five years).

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, i.e., March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer, have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting during the Company's third fiscal quarter that have materially affected or are reasonably likely to materially affect the Company' internal control over financial reporting. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company filed an action against UniComp, Inc. ("UniComp") on May 24, 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note (the "Promissory Note") and seeking recovery of attorneys' fees. The Company's complaint alleged that UniComp failed to pay $500,000, plus interest, due to the Company by October 4, 2001 under the Promissory Note duly executed by UniComp. UniComp filed an answer on August 14, 2002, denying any liability and asserting a number of counterclaims, including misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, and tortious interference with contractual and business relationships. UniComp's counterclaim also sought punitive damages from the Company.

In February and May 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility of settlement and were actively pursuing mediation in an effort to resolve their dispute. UniComp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that UniComp will pay the Company $100,000, over a one-year period, in four installments of $25,000 to begin 90 days after the agreement was signed and to continue for three consecutive 90-day periods thereafter. On September 30, 2003, January 12, 2004, and on April 5, 2004 the Company received the first three $25,000 installments from UniComp. The Company is recording these receipts as a credit to general and administrative expenses when received. As a result of the postponement of the mediation, the early stage of the litigation and the fact that discovery has not been completed, it is impossible to predict the outcome of this action or to estimate the amount or range of potential loss, if any, to the Company in the event of an unfavorable outcome. Management believes UniComp's allegations to be without merit.

As of the date of this filing the Company is not engaged in any other legal proceedings that are expected, individually or in aggregate, to have a material adverse effect on our business.

ITEM 2.   CHANGES IN SECURITIES

On January 2, 2004, the Company and SpecSource.com, Inc. ("SpecSource"), consummated the transactions contemplated by an Asset Purchase Agreement, dated as of October 29, 2003, whereby Tectonic Solutions, Inc., a Georgia corporation and a wholly-owned subsidiary of the Company ("Tectonic") acquired substantially all of the operating assets of SpecSource (the "SpecSource Asset Purchase"). In connection with the SpecSource Asset Purchase, and as consideration for substantially all of the assets of SpecSource, the Company issued 1,450,000 shares of the Company's common stock, entered into a non-interest bearing note payable in the amount of $533,000 and simultaneously entered into a non-compete agreement with one of the stockholders of SpecSource for $360,000. Arol Wolford, the Company's President and CEO, holds approximately 67.6% of the outstanding shares of SpecSource common stock and, based on that holding, will receive approximately 980,000 shares of the Company's common stock on the final dissolution SpecSource.

On January 7, 2004, the Company, through its wholly owned subsidiary GO Gateway, Inc. a Georgia corporation, closed a transaction to purchase certain foreclosed assets of Atomic Software, Inc., ("Atomic"). In connection with the purchase, the Company issued approximately 600,000 shares of its common stock for all of the foreclosed assets of Atomic.

On March 15, 2004, the Company completed a private placement of its common stock for aggregate proceeds of $1,750,000. The Company issued 875,000 unregistered shares of common stock at a purchase price of $2.00 per share. The company utilized a registered broker dealer as a selling agent for a portion of the transaction and incurred fees in the amount of $85,000. The Company provided piggy-back registration rights to all the participants in the private placement.

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

(b)  (i)   On January 20, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 2 thereof, announcing the consummation of a merger of the Company's wholly-owned subsidiary with and into SpecSource.com, Inc.

     (ii) On February 2, 2004, the Company filed a Current Report on Form 8-K/A, pursuant to Item 2 thereof, filed solely to provide certain audited financial statements of BBN Acquisition, Inc. and Construction Yellow Pages, Inc. and unaudited condensed pro forma financial information of the Company.

     (iii) On February 17, 2003, the Company furnished a Current Report on Form 8-K, pursuant to Item 12 thereof, announcing the Company's financial results for the three months ended December 31, 2003.

     (iv) On March 16, 2004, the Company filed a Current Report on Form 8-K/A, pursuant to Item 2 thereof, filed solely to provide certain audited financial statements of SpecSource.com, Inc. and unaudited condensed pro forma financial information of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004

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