Form 10KSB
period 2004-06-30
RETURN ON INVESTMENT CORP
filed 2004-10-12
CIK 866492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     For the fiscal year ended June 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State registrant's revenues for its most recent fiscal year: $10,586,034.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $23,718,825 based on the closing sales price of $1.80as of September 21, 2004 as reported on the OTC Bulletin Board. State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:
13,867,054 shares as of September 21, 2004.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                        RETURN ON INVESTMENT CORPORATION

                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

PART I.
                                                                                  PAGE
Item 1.          Description of Business                                           1
Item 2.          Description of Properties                                         7
Item 3.          Legal Proceedings                                                 7
Item 4.          Submission of Matters to a Vote of Security Holders               7

PART II.

Item 5.          Market for Common Equity and Related Stockholder Matters          8
Item 6.          Management's Discussion and Analysis or Plan of Operation         9
Item 7.          Financial Statements                                              22

Item 8.          Changes In and Disagreements with Accountants on

                 Accounting and Financial Disclosure                               22
Item 8A.         Controls and Procedures                                           22

PART III.

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act                 22
Item 10.         Executive Compensation                                            25
Item 11.         Security Ownership of Certain Beneficial Owners and Management    27
Item 12.         Certain Relationships and Related Transactions                    27
Item 13.         Exhibits and Reports on Form 8-K                                  28
Item 14.         Principal Accountant Fees and Services                            30
                 Signatures                                                        32
                 Index to Exhibits                                                 33
                 Financial Statements                                              F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Return On Investment Corporation d/b/a ROI Corporation (the "Company" or "ROI") was incorporated in Delaware in 1990 as Net/Tech International, Inc. ("NTTI"). On August 10, 2000, the Company completed a reverse merger whereby Results Oriented Integration Corporation was merged into a wholly-owned subsidiary of NTTI, which at the time had no operations. The name of the company was changed to Return On Investment Corporation. The Company's principal executive offices are located at 1825 Barrett Lakes Boulevard, Kennesaw, Georgia 30144 and the Company's telephone number is (770) 517-4750 and its website can be found at www.roicoporation.com. Information contained in the Company's website does not constitute part of this report.

      During fiscal 2004, ROI's operations have been conducted through two primary subsidiaries: (i) Tectonic Solutions, Inc. ("Tectonic" or "Tectonic Network") which develops and markets building product information solutions for the construction industry including printed directories, a searchable online building product information database, an online studio for the search, visualization and selection of carpet, paint and other textiles and customized web based solutions for organizing building product manufacturer databases for easier search and selection and (ii) GO Software, Inc. ("GO" or "GO Software") which currently develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux and will begin offering in fiscal 2005, a secure, scalable Internet only solution in the form of an application service provider model as a result of a recent acquisition described below.

PROPOSED DIVESTITURE

      On September 27, 2004, the Company announced that it has retained an advisor to assist in the divestiture of GO. The proposed divestiture is part of ROI's business strategy to focus on its construction information product offerings through Tectonic.

      Historically, ROI has functioned as a holding company with businesses in both the payment processing and, more recently, the construction information industries. These industries are unrelated and are not synergistic in nature. Management has determined that the Company's future prospects would be greatly enhanced by focusing on the construction information industry rather than the payment processing industry. While GO has achieved success under ROI, achieving revenue growth and becoming a market leader, management has recognized that competitors in the payment processing industry have much greater financial resources than ROI and that the continued success of GO would be put at risk due to the undercapitalization of ROI. Thus, it is in the best interests of the Company and its stockholders that the Company pursue a path where it believes the odds of future success are greatly improved. The construction information industry is a highly fragmented industry with no dominant companies and there exist numerous opportunities for growth by providing services to an underserved marketplace. By divesting of GO, the Company will improve its liquidity. Management believes that this improved liquidity position will provide an opportunity for our executive management team to focus on an industry where they have the most experience.

      ROI has received a number of offers for the sale of GO Software and intends to complete the proposed divestiture as soon as practicable, subject to negotiation of a definitive agreement, receipt of stockholder approval and satisfaction of all other conditions precedent.

      Except  where   specifically   noted  below,  this  report  discusses  the
operations of Tectonic and GO as historically operated by the Company.

OPERATIONS

      Tectonic Network

      The introduction of Tectonic business in fiscal 2003 represented a new strategy for the Company as it sought to develop a vertical market to take advantage of core knowledge of the construction industry within the Company's management team as well as take advantage of what management believes represents an opportunity for significant growth. This subsidiary provides marketing and sales solutions that facilitate the way building product information is organized, displayed, and distributed by building product manufacturers and distributors. These solutions enable designers and builders to more easily locate, understand, select, and purchase building products. Management believes that the Tectonic Solutions product and service offerings will be in high demand given the highly fragmented nature of the $997 billion U.S. construction industry (U.S. Census Bureau, 2004) and the lack of other fully comprehensive competing products.

      In fiscal 2004, the Company completed three acquisitions to increase Tectonics' capabilities in the construction information industry as follows:

      On November 18, 2003, the Company and BBN Acquisition, Inc., a North Carolina corporation ("BBN"), consummated a merger whereby BBN was merged with and into Tectonic, pursuant to an Agreement and Plan of Merger, dated as of October 29, 2003. Tectonic survived the merger as a wholly-owned subsidiary of ROI. In connection with the merger, the Company issued approximately 750,000 shares of its common stock for all of the issued and outstanding shares of BBN's common stock. The BBN assets acquired comprise an online design resource for design professionals in the commercial interiors industry allowing users to search and compare building product manufacturer's commercial interior finishes by attribute such as style, thickness, color or specific patterns. BBN's product line BlueBolt was renamed Tectonic Studio subsequent to the merger.

      On November 26, 2003, the Company and Construction Yellow Pages LLC, a Michigan limited liability company ("CYP"), consummated the transactions contemplated by an Asset Purchase Agreement, dated as of October 29, 2003, whereby Tectonic purchased substantially all of the operating assets of CYP. In connection with the asset purchase, the Company issued 750,000 shares of the Company's common stock as consideration for substantially all of the operating assets of CYP. Prior to the asset purchase, CYP was a publisher of regional comprehensive print directories for the commercial construction industry. CYP's product line was renamed Tectonic Print Directory subsequent to the asset purchase. Using the CYP assets, Tectonic publishes a comprehensive directory of the Architectural, Engineering and Contractor ("AEC") community including building product manufacturers, their distributors and sales representatives, for the commercial construction industry. These regional directories are also targeted at specific local markets with local providers appearing in the front and national and regional providers listed in the back.

      On January 2, 2004, the Company and SpecSource.com, Inc., an Indiana corporation ("SpecSource"), consummated the transaction contemplated by an Asset Purchase Agreement, dated as of October 29, 2003, whereby Tectonic purchased substantially all of the operating assets of SpecSource. In connection with the SpecSource asset purchase and as consideration for substantially all of the operating assets of SpecSource, the Company issued 1,450,000 shares of the Company's common stock, entered into a non-interest bearing note payable in the amount of $533,000 and simultaneously entered into a non-compete agreement with one of the stockholders of SpecSource for $360,000. The SpecSource assets enable Tectonic to provide an online directory of commercial building product manufacturers and their local supply chain of product representatives and distributors searchable by key word, Construction Specification Institute ("CSI") Master Format code, company name or construction trade name. SpecSource's product line was renamed Tectonic Online Directory subsequent to the asset purchase.

      GO Software

      GO develops and markets payment processing and connectivity software, including PCCharge, RiTA and JavaCard. The software provides the connectivity and communications to facilitate the processing of credit card, debit card, and check transactions which are passed through our software by merchants to the processors. ROI customers for payment processing products and services range from small to large retailers, mail and phone order companies and Internet marketers.

      To enhance GO's product offering in the electronic marketplace, on January 7, 2004, the Company purchased certain foreclosed assets of Atomic Software, Inc., ("Atomic") by issuing approximately 600,000 shares of its common stock. The purchased assets, primarily Atomic's gateway code, have complemented the Company's existing GO product line of Windows based software payment processing solutions enabling GO to offer a completely Internet based application that can be accessed from any Internet browser and is not software dependent. This internet based application enables a merchant to accept credit cards in their business in the same manner as GO's other software products; however, using an application service provider model to provide the credit card service. Through this Internet model, GO's customers are not required to purchase and pay for expensive software licenses upfront, but rather using an Internet browser pay as they use the service, on a transaction-by-transaction basis. This enables merchants to benefit from the latest updates without waiting for the next software upgrade, frees them from dependence on a single PC, creates greater reporting and tracking capabilities and for small merchants reduces the cost of accepting credit cards.

STRATEGY

      Beginning with the launch of Tectonic in fiscal 2003, the Company has pursued independent parallel strategies through its two subsidiaries. The Tectonic subsidiary has pursued the goal of becoming a preferred provider of sales and marketing solutions to building product manufacturers in the highly fragmented construction industry. The GO subsidiary has pursued the goal of becoming a recognized leader in providing payment processing solutions to merchants and end users through its reseller network in North America. As explained above, the Company is pursuing a divestiture of GO. Upon completion of the sale of GO, the Company will pursue one unified strategy through its Tectonic Subsidiary as outlined below. If the Company is not able to divest of GO in a timely manner or on terms currently anticipated, the Company's strategy going forward will be reformulated to focus on a strategy for GO. The following discussion assumes that the GO divestiture will occur as anticipated and that the Company will be able to pursue its unified Tectonic strategy. The following are the key elements of the Tectonic strategy:

      o Up-Sell Products and Services. Tectonic is gaining traction in the market by offering a suite of products to solve building product manufacturer sales and marketing needs. Subsequent to acquiring through acquisition the complementary products lines described above, the Company has determined that building product manufacturers prefer the Company's multi-faceted solutions which are better able to solve their needs than the same products when sold individually. In addition, by offering a bundled sale of products, the Company has experienced higher price points and renewal rates than when these products were sold separately by their prior owners.

      o Enhance our Product Offerings. To compete effectively, and expand our market share, Tectonic must continually develop and introduce new products and enhancements that reflect technological developments and emerging industry standards. Tectonic will improve and expand its product and service offerings on an ongoing basis through both internal research and development efforts as well as through acquisitions.

      o Develop a focused vertical market in the construction industry. The Company believes that developing a construction information product vertical will enable deeper penetration into this specific market segment, which will allow for greater growth than it has historically achieved with GO's broad base payment processing software.

      o Leverage Existing Distribution Channels and Develop New Strategic Partnerships. Tectonic has a significant number of high level relationships with many building product manufacturers, distributors, large architectural practices and associations and will seek to develop these further. In this regard, Tectonic Online Directory has become the search engine of choice embedded in over 60 local chapters of the 17,000 member Construction Specification Institute, and is also the embedded search engine in the Door Hardware Institute (DHI) among others. Tectonic personnel also are affiliated with the Building Owners and Managers Association (BOMA), the Construction Managers Association of America (CMAA), the American Society of Professional Estimators (ASPE) among others and sit on various boards such as the highly prestigious Design Futures Council and various committees of the American Institute of Architects (AIA).

      o Acquire Complementary Businesses and Products. An element of our growth strategy has been to pursue potential acquisitions that offer opportunities to increase our sales channels, gross margins and market share. By acquiring businesses that offer products that complement Tectonic's existing products, we believe we can decrease the time required to build products and get them to market and also increase the likelihood that our suite of products will meet the needs of our existing and potential customers. In the past fiscal year the Company acquired three entities to compliment its existing Tectonic Solution product line.

PRODUCTS

      Tectonic Network

      The integrated Company, Tectonic Network, combines seasoned professionals from the design, construction, building products and architecture, engineering and construction information industry with the latest information, technology and tools to connect buyers and sellers of commercial building products and services.

      Tectonic began operations as a custom solution provider in fiscal 2003 with its Tectonic Solutions product which provides custom software solutions to help building product manufacturers and distributors improve the way they organize, display and distribute their product information. These solutions allow architects, distributors, building owners and contractors to search for products based on attribute or applications, compare products within a product line or between lines, configure products to fit a specific application and choose, visualize and incorporate product information into design documents and specifications. Tectonic Solutions generates revenue through consulting fees.

      Tectonic  then  significantly   enhanced  its  product  line  through  the
acquisition  and  integration  of  three  companies  in  the  building   product
information business as follows:

      BBN, now Tectonic Studio, offers online resources for design professionals in the commercial interiors industry. Through its patented technology, Tectonic Studio provides product information and color-accurate imagery for more than 50 brands of commercial interior finishes, allowing comparisons of finishes by attribute such as style, thickness, color or specific patterns. Tectonic Studio generates revenue through advertising and subscriptions.

      CYP, now Tectonic Print Directories, is a publisher of comprehensive regional "yellow pages" print directories for the commercial construction industry. These directories include specialization for local markets. Tectonic Print Directory also serves as the print manifestation to the electronic database of SpecSource.com, and through a print medium, provides access to the large portions of the commercial construction marketplace that are not yet online. Tectonic Print Directories generates revenue through advertising.

      SpecSource.com, now Tectonic Online Directory, is an online directory of commercial construction product manufacturers and their local supply chain of product representatives and distributors. Tectonic Online Directory provides design professionals with information about building product manufacturers, including local contact information. Tectonic Online Directory's online offering also profiles thousands of architects, engineers and contractors who are currently active in the commercial construction market. The online search capabilities of Tectonic Online Directory allow contractors and other buyers of construction products to find resources in their location where they can buy a desired product as most manufacturers do not sell directly to contractors but sell through local distributors and independent sales representatives. Tectonic Online Directory generates revenue through advertising.

      GO Software

      GO develops and markets software and provides software support. GO's primary products are packaged software used by merchants for payment processing, including PCCharge, JavaCard and RiTA. PCCharge provides payment processing for Windows based applications, GO JavaCard operates on IBM midrange computer systems and RiTA is designed to work on virtually any computer hardware or software platform including Windows, Unix, Linux, OS/390, OS/400 and Sun Solaris. In addition, the Company recently acquired an Internet based payment gateway that will extend the Company's offering from a software only platform to an internet based application service provider.

      GO is one of the industry's leading suppliers of payment processing products. PCCharge products such as, PCCharge Express, PCCharge Pro, PCCharge Payment Server, RiTA Server and JavaCard are currently being used by tens of thousands of merchants to process credit card transactions in conventional brick and mortar, as well as, e-Commerce businesses. An Internet pioneer, GO introduced the first IP-enabled payment processing engine for Windows environments. RiTA is expected to be the foundation for the next generation of GO payment processing software products written in Java and XML.

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

TECHNICAL SUPPORT AND CONSULTING SERVICES

      Tectonic provides technical support through a help desk accessible during business hours supporting manufacturers' data contained within Tectonic's products, providing, for example, help with adding or deleting data from a database hosted by Tectonic. Due to the nature of the product lines 24/7 support is not required.

      GO offers customers varying levels of technical support services 24 hours a day, seven days a week including periodic software updates and access to telephone support and support-related information via the Internet. GO also offers training and consulting services. Through our active alliance partner program, we recruit consulting, application software, and system integration firms to market and implement our software solutions.

CUSTOMERS

      Tectonic customers are primarily building product manufacturers and their distributors and independent sales organizations, but also include general contractors, subcontractors and heavy equipment dealers. These customers range in size from small businesses to large fortune 500 customers. The primary targeted customer for Tectonic products is a building product manufacturer that would purchase a custom solution product and at the same time purchases advertising in both our electronic and print directories.

      GO has sold over 140,000 licenses for use of its software. Customers who purchase GO's payment processing products and services range from small to very large merchants. GO has products in many vertical markets and business types including retailers, mail and phone order companies, and Internet marketers.

      None of our customers accounted for more than 5% of operating revenues for the fiscal year ending June 30, 2004.

SALES

      Tectonic Network

      Tectonic has a direct sales team, comprised of personnel with an average tenure of 13 years in the construction information industry, primarily focused on selling products similar to its current offering to building product manufacturers. These products include advertising products as well as sales and marketing solutions. In addition an inside sales force is used to sell advertising in both our print and online directory products.

      Tectonic's products and services are focused on the construction industry. The Company's direct sales staff has substantial knowledge of the Tectonic product and service offerings as well as the in-depth needs of the construction industry and most notably building product manufacturers. Management believes the extensive knowledge of the construction industry by our sales personnel as well as our internal consultants is a key competitive advantage which has enabled Tectonic to achieve credibility rapidly upon entering this market. For example, Tectonic received an Electronic Innovation Award from the 17,000 member Construction Specification Institute in March 2004 and, despite its recent launch, has secured brand name customers such as Sherwin-Williams, Milliken and Delta Faucet.

      GO Software

      To reach its potential customer base, GO has several distribution channels, including a direct sales force and hundreds of strategic alliances with software developers, systems integrators, financial institutions, consultants and financial transaction processors that make up its reseller network. GO's reseller network primarily consists of customers in two channels, the financial channel which includes independent sales organizations, electronic payment processors and financial value added resellers and the developer channel, which includes software developers, integrators and dealers.

      An important element of the GO sales strategy is to expand relationships with its reseller and developer channels to increase market awareness and acceptance of its software and services. GO also provides training and other support necessary for resellers and developers to aid in the promotion and sale of its products.

      GO's products and services are used by many types of customers in various industries. GO's direct sales staff has substantial knowledge of its product and service offerings and GO continues to recruit and train its sales force.

MARKETING

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

      The Company utilizes focused marketing programs such as preparing trade show specific marketing collateral for attendees at industry trade shows such as the American Institute of Architects or CSI trade shows attended by Tectonic or the Food Service Technology trade show and the National Retail Federation trade show attended by GO. These programs attract potential customers in our target markets and are also used to promote the respective subsidiaries, and brands. We also use seminars, advertising, telemarketing, direct mail, speaking engagements, public relations campaigns, partner conferences, and web site marketing to promote our products and services. Internally, we devote substantial resources to supporting our sales team with high quality sales tools and collateral materials.

      Tectonic

      Tectonic targets sales of its construction information solutions products to small to large building product manufacturers including their distributors and independent sales organizations through a variety of methods. While building product manufacturers and their distributors and sales representatives are the primary purchasers of Tectonics products, this group has a need to influence the buying decision of their direct customers such as general contractors and subcontractors as well as the product selection decision of building owners, architects, specifiers and designers. Tectonic therefore targets marketing efforts to the manufacturers' product end-users such as building owners, architects, specifiers, designers, contractors and subcontractors who will actually make the product selection decision or buy and install the product.

      Tectonic targets these groups through different methods which includes the hardcopy distribution of its print directories which approximates 225,000 in any calendar year, and through a variety of online internet based methods including proprietary searchable websites based on product attribution, which are hosted directly by us but which also may be the search engine embedded in the websites of our partners such as in over 60 local chapters of the 17,000 member Construction Specifications Institute. In addition, our direct sales force targets building product manufacturers for customized website design including product configuration.

      GO Software

      The target market for our GO payment processing products and services is extensive. Application software, such as retail point-of-sale software and e-commerce shopping cart software, typically does not provide payment processing capabilities. GO's software provides connectivity and communications to facilitate the processing of credit card, debit card, and check transactions. The market for our IBM midrange software products and services includes companies that need e-mail capabilities on their IBM midrange systems and companies that need to connect their IBM midrange systems to other computer systems or devices, such as barcode data collection equipment and materials handling equipment. GO's marketing personnel have an in-depth understanding of the payment processing software and services marketplace and the IBM midrange marketplace and the needs of customers in those marketplaces, as well as experience in all of the key marketing disciplines. These personnel also have a broad knowledge of GO's products and services and how they can meet customer needs.

RESEARCH AND PRODUCT DEVELOPMENT

      Products contained within the Tectonic Network brand will continue to undergo refinement and development to determine those which best suit our customers needs. While these products generally have a technology component, they are not considered highly technological and are not subject to significant threat by competing technologies. Tectonic will continue to develop new variations of existing products and will, from time to time, research and develop completely new products to serve its target market.

      The market for GO products is characterized by rapidly changing technologies and evolving industry standards. GO's future growth will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products such as the recently acquired internet payment gateway, and add new features that meet changing customer requirements and emerging and evolving industry standards such as compliance with Credit Information Security Program ("CISP"). GO anticipates continued investments in research and development costs in all its products, with an emphasis on its RiTA product including new versions, certifications and enhancements and further development until the launch of the internet payment gateway.

      Research and development expenses for fiscal 2004 and 2003 were $1,530,464 and $1,325,531, respectively. Research and development expense for the Tectonic subsidiary was primarily incurred in the development of new product lines and amounted to $277,861 in fiscal 2004 and $0 in 2003. The remainder of such expenses was incurred for enhancement of the GO products. Following the proposed divestiture of GO, the Company expects research and development expenses to occur at the same percentages of revenue for the Tectonic subsidiary as in fiscal 2004, and while Tectonic will continue to develop new products and will provide enhancements to existing products, the nature of the products sold by the Tectonic subsidiary do not require as significant a research and development effort as do GO's products.

COMPETITION

      Tectonic Network

      Tectonic operates in the construction industry, which is the third largest industry in the U.S. after defense and healthcare. The market for Tectonic's products and services is highly fragmented and served by numerous firms, many of which address only specific aspects of a particular portion of the construction market. We believe the principal competitive factors that are faced by Tectonic are reputation and quality of service, relative price and performance, time to market, industry expertise, and product fit. Known competitors include certain multi-national consulting and publishing firms that have product lines focused on the broader market but lack domain expertise or the suite of products that we currently offer. These competitors include certain product lines of the McGraw-Hill companies, web site development firms and the Blue Book of
Construction. Presently, management does not believe that any Tectonic competitor offers a suite of products as broad and with the same level of service offered by the Tectonic products. Further, while certain Tectonic competitors in the area of customized web site development provide similar products, they do so across all industry lines whereas Tectonic specifically focuses on building product manufacturers and as a result has greater industry expertise and is better able to apply domain knowledge.

      GO Software

      GO operates in the payment processing industry. GO's market is served by a limited number of large entities that dominate this space. While GO has become a leader in Windows based deployments of its software, the industry continues to undergo consolidation with smaller niche players being absorbed into larger entities. We believe the principal competitive factors that are faced by GO are reputation and quality of service, relative price and performance, time to market for new product introductions, adherence to ever changing industry standards, technical expertise, and new product availability. In addition, many of our direct competitor product lines are owned by entities that have significant financial resources giving them the ability to compete more effectively.

      In the Windows market, GO's primary competitor is IC Verify. In the IBM midrange market, IBM Websphere's Payment Manager and Integrated Systems Design are GO's primary competitors. Competition in the Windows and IBM midrange markets is expected to grow and companies with greater resources than GO continue to enter the market.

      RiTA, GO's Java-based payment processing software, operates on virtually any computing platform. Although competitors exist on each different type of computer platform on which RiTA operates, we are not aware of any competitive product that operates on all of the platforms supported by RiTA. In the Unix market, GO's primary competitor is Southern DataComm.

      The payment gateway acquired by GO in fiscal 2004 (which will be formally launched in the second quarter of fiscal 2005) will also enter a highly competitive market where competition exists from many companies including Authorize.net, Verisign and Cybersource. We believe that the current positioning of GO with its strong brand name and relationships with its resellers, independent sales organizations and developers will however give the gateway an advantage on its introduction into the marketplace.

INTELLECTUAL PROPERTY

      The Company's success is dependent upon developing, protecting, and maintaining its intellectual property assets. Tectonic holds a patent on computer software which generates storyboards used in interior design. Both Tectonic and GO have registered and unregistered copyrights and trademarks. The Company relies upon a combination of patent, copyright, trademark, and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems, and related written materials. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country.

EMPLOYEES

      At June 30, 2004, we had a total of 168 full time employees including 53 individuals employed by Tectonic, 112 individuals employed by GO and three individuals in corporate roles. Many of our employees are highly skilled and our continued success is dependent on our ability to attract and retain qualified employees. Our employees are not represented by a union or a collective bargaining agreement. We have employment agreements with our Chief Executive Officer and our Chairman of the Board.

ITEM 2. DESCRIPTION OF PROPERTIES

      The Company leases its administrative, marketing, and research and development facilities under long-term operating leases. The corporate headquarters and about 13% of GO's personnel are located in approximately 7,300 square feet in Kennesaw, Georgia pursuant to leases expiring in 2005. GO's headquarters are located in approximately 14,800 square feet in Savannah, Georgia pursuant to leases expiring in 2006. The Company's Tectonic subsidiary is located in approximately 4,100 square feet in Englewood, Colorado pursuant to leases expiring in 2005. The Company assumed several other leases in connection with various business combinations during 2004, including approximately 5,700 square feet in Durham, North Carolina, approximately 6,300 square feet in Indianapolis, Indiana, and approximately 3,800 square feet in Grand Rapids, Michigan. These leases expire through 2009 taking into account all renewal options. The Company currently intends to terminate its lease in

Durham, North Carolina at the end of October 2004, which lease is currently running on a month-to-month basis. In addition, the Company plans to exit its facility in Indianapolis, Indiana in November 2004 and further, depending on the results of the proposed divestiture of GO, the Company may exit its facility in Kennesaw, Georgia and move to a new facility in Atlanta, Georgia for its corporate office location.

      The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

      The Company filed an action against UniComp, Inc. ("UniComp") in May 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of promissory note and seeking attorneys' fees. The Complaint alleges that UniComp failed to pay $500,000, plus interest, due to the Company by October 2001 under a Promissory Note duly executed by UniComp. UniComp filed an answer and counterclaims in August 2002 denying liability. Defendant's counterclaims allege misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships, and seeks punitive damages.

      In February 2003 and again in May 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility for settlement and were actively pursuing mediation in an effort to resolve the dispute. Unicomp requested a postponement of mediation until June 19, 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, on June 13, 2003, the parties agreed that Unicomp would pay the Company $100,000, over a one year period in four installments of $25,000. The Company received the four installments under the agreement. The one year term embodied in the order granting postponed mediation and extension of the discovery period expired on July 19, 2004.

      On August 2, 2004, ROI filed with the Court an order enforcing its July 21, 2003 Order Granting Postponed Mediation and Extension of Discovery Period, and provided defendant Unicomp ten days from the date of the new order to contact counsel for ROI to reschedule the postponed mediation. In response to the filing, Unicomp again requested that the Mediation be postponed and agreed that Unicomp will pay the Company $50,000 in two $25,000 installments, the first due on December 20, 2004 and the second on March 21, 2005, and at that time Mediation will commence.

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

------------------------ --------------- -------------
QUARTER ENDED            HIGH            LOW
------------------------ --------------- -------------
9/30/02                  2.07            1.05
------------------------ --------------- -------------
12/31/02                 1.40            .65
------------------------ --------------- -------------
3/31/03                  1.75            0.63
------------------------ --------------- -------------
6/30/03                  2.35            1.10
------------------------ --------------- -------------
9/30/03                  2.10            1.26
------------------------ --------------- -------------
12/31/03                 3.20            1.26
------------------------ --------------- -------------
3/31/04                  2.55            1.74
------------------------ --------------- -------------
6/30/04                  2.42            1.61
------------------------ --------------- -------------


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

HOLDERS

      According to the records of the Company's transfer agent, the Company had approximately 306 stockholders of record as of September 21, 2004.

DIVIDEND POLICY

      The Company's policy has been to reinvest earnings and cash flows to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future, however, there are no contractual restrictions on the payment of such dividends.

RECENT SALES OF UNREGISTERED SECURITIES

      On June 22, 2004, the Company completed a private placement of its common stock to accredited investors for aggregate proceeds of $575,000. The Company issued 287,500 unregistered shares of common stock at a purchase price of $2.00 per share. The Company provided piggy-back registration rights to all the participants in the private placement. No underwriting or placement discounts or commissions were paid.

      The foregoing sales of stock was made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, provided for transactions by an issuer not involving any public offering.

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

OVERVIEW

      The Company had two primary operating subsidiaries during fiscal 2004: (i) Tectonic Network which develops and markets building product information solutions for the construction industry including printed directories, a searchable online building product information database, an online studio for the search, visualization and selection of carpet, paint and other textiles and customized web based solutions for organizing building product manufacturer databases for easier search and selection and (ii) the GO Software subsidiary which currently develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux and will begin offering in fiscal 2005, a secure, scalable Internet only solution in the form of an application service provider model.

      The Company has received a number of offers for the sale of GO and intends to divest of its interests in GO as soon as practicable, subject to negotiation of a definitive agreement, receipt of stockholder approval, and satisfaction of all other conditions precedent. This management's discussion and analysis contains a discussion of the historical operations of the Company including the financial results of both subsidiaries of the Company on a consolidated basis. We expect that in light of the proposed divestiture, GO will qualify for treatment as a discontinued operation in reporting periods subsequent to the divestiture. Currently the ongoing operations of GO and the operations of Tectonic, are consolidated with all of the other existing subsidiaries and ROI.

      The Company has categorized its primary sources of revenue into: (1) license fees, (2) support and update service fees, (3) consulting fees and (4) advertising revenue. License fees are earned by granting licenses to the Company's customers to use the Company's proprietary software products. Revenue from support and update services is comprised of fees for providing customer support, 24 hours a day, 365 days a year, and periodic updates to the Company's software products as part of the continuing effort to provide complete customer service and access to the latest available technology. Consulting fees are earned by providing services to customers, including database analysis and website design, systems analysis and design, programming, and training. Advertising revenue is generated from the listings of advertisements in print and electronic directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products including their attributes on websites.

      The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers, and the effectiveness of the Company's sales force and alliance partners. The Company does not have a material backlog of unfilled software orders, and product and consulting revenue in any quarter is substantially dependent upon orders received during that quarter although the Company's Tectonic Network subsidiary continues to sign many two and three year contracts and at June 30, 2004 had signed but unbilled two and three year contracts under which payments to
Tectonic will equal approximately $1,076,000. This amount is in addition to approximately $1,767,000 in deferred revenue included on the balance sheet at June 30, 2004 for both Tectonic Network and GO Software. Customers invoiced by the Company are generally granted 30 day terms. Operating expenses are based on anticipated revenue levels and are relatively fixed over the short term. Variations in the timing of generation of revenues may therefore cause significant fluctuations in operating results from one quarter to the next. Fluctuations in operating results may result in volatility in the price of the Company's common stock. The Company's operating results may fluctuate significantly as a result of these factors, many of which are beyond the control of the Company's management.

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

      Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, which is generally one year. Support and update service revenues are primarily earned by the GO Software subsidiary.

      Consulting fee revenues are generated from professional consulting and training services and are recognized when the services are performed or if included in a medium term consulting agreement, than according to percentage-of-completion basis. Consulting fee revenue is earned by both the GO Software and Tectonic Network subsidiaries.

      Advertising revenue is generated from the listings of advertisements in directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on our websites. Advertising revenue connected to the sale of advertising in print directories is only recognized upon the publication and shipment of those directories. Revenue from the sale of advertising or photography for the display on our websites is recognized over the contract subscription period, which is generally one year. Advertising revenue is only earned at the Tectonic Network subsidiary.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of consideration paid in business combinations over the estimated fair value of the assets acquired. Other intangible assets consist primarily of acquired technology, database assets and proprietary concepts ("Technology based intangibles"); customer lists and
customer   contracts   ("Customer-related
intangibles") and non-competition agreements ("Marketing-related intangibles") related to acquisitions accounted for under the purchase method of accounting. Intangible assets, except for goodwill, are amortized on a straight-line basis over their estimated useful lives, and are reviewed for impairment in accordance with Statement of Financial Accounting Standards SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Goodwill is no longer amortized but is subject to an annual impairment test in accordance with SFAS No. 142, "Goodwill and Intangible Assets". This approach requires that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of the Company's goodwill is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the Company's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

      The Company completes its annual goodwill impairment tests for its payment processing reporting unit as of June 30 of each year and will test its construction information reporting unit goodwill on December 31, of each year. As of June 30, 2004 and 2003, the estimated fair values of the payment processing reporting unit exceeded the carrying values of the reporting unit; therefore, no impairment charge was recognized in the results of operations and financial position. Additionally, the Company tests between annual dates if indications of potential impairment exist. There were no such indications of impairment during fiscal 2004. If it is determined in the future that an impairment of goodwill and other intangibles assets exists, the Company would incur impairment charges of up to $3,160,681 and $5,034,414 for goodwill and intangibles assets, respectively. In fiscal 2004, goodwill and intangible assets arose from the acquisition of various entities including the purchase of specific assets out of foreclosure from a third party. In the third quarter of fiscal 2003, the Company reduced the estimated useful life of its acquired software from five to three years as a result of management's consideration of various factors including industry standards and the condition of the underlying assets.

      Software Development Costs

      Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized in accordance with SFAS No. 86,"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." No such costs were capitalized during the fiscal years ended June 30, 2004 and 2003. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales, or (2) a straight line basis over the expected economic life of the product (not to exceed five years).

      Reserves and Estimates

      In the ordinary conduct of our business, management make estimates and assumptions that affect the reported amounts of assets and liabilities (including reserves) and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              RESULTS OF OPERATIONS


    STATEMENT OF OPERATIONS DATA              YEARS ENDING JUNE 30,
                                      ---------------------------------------
                                          2004                     2003
                                      --------------          ---------------
REVENUE

License fees                             $6,705,502               $5,420,108
Support and update services               2,212,164                1,641,956
Advertising revenue                       1,052,598                        -
Consulting fees                             615,770                  799,198
                                      --------------          ---------------
Total revenue                            10,586,034                7,861,262
                                      --------------          ---------------

OPERATING EXPENSES

Cost of revenues                          1,169,949                  615,275
General and administrative                8,382,652                5,210,362
Sales and marketing                       3,402,307                1,828,938
Research and development                  1,530,464                1,325,531
Depreciation and amortization             1,963,137                1,697,877
                                      --------------          ---------------
Total operating expenses                 16,448,509               10,677,983
                                      --------------          ---------------

Operating loss                          (5,862,475)              (2,816,721)

Interest expense, net                     (421,181)                (318,454)
Other income                               285,904                        -
                                      --------------          ---------------
Net loss                               $(5,997,752)             $(3,135,175)
                                      ==============          ===============


STATEMENT OF OPERATIONS DATA AS
 A PERCENTAGE OF NET REVENUES

                                               YEARS ENDING JUNE 30,
                                         ------------------------------
                                                2004             2003
                                         --------------     -----------

REVENUE

License fees                                     63.4  %          68.9  %


Support and update services                      20.9             20.9
Advertising revenue                               9.9              0.0
Consulting fees                                   5.8             10.2
                                         -------------      -----------
Total revenue                                   100.0  %         100.0  %
                                         -------------      -----------

OPERATING EXPENSES

Cost of revenues                                 11.1              7.8
General and administrative                       79.2             66.2
Sales and marketing                              32.1             23.3
Research and development                         14.5             16.9
Depreciation and amortization                    18.5             21.6
                                         -------------      -----------
Total operating expenses                        155.4            135.8
                                         -------------      -----------

Operating loss                                 (55.4)           (35.8)

Interest expense, net                           (4.0)            (4.1)
Other income                                     2.7              0.0
                                         -------------      -----------
Net loss                                       (56.7)  %        (39.9)  %
                                         =============      ===========

2004 ACQUISITIONS

      The introduction of the Tectonic business segment in fiscal 2003 represented a new strategy for the Company as it sought to develop a vertical market to take advantage of core knowledge of the construction industry within the Company's management team as well as take advantage of what management believes represents an opportunity for significant growth. In fiscal 2004, the Company completed three acquisitions to increase Tectonics' capabilities in the construction information industry. As a result of these new acquisitions, the Tectonic business generated revenues of approximately $1.2 million and had a loss of approximately $4.2 million in 2004.

      To enhance GO's product offering in the electronic marketplace, on January 7, 2004, the Company purchased certain foreclosed assets of Atomic Software, Inc. The acquisition of the Atomic assets did not have a significant impact on the revenues of the Company during 2004.

REVENUES

      The Company had total revenues of $10,586,034 in fiscal 2004 compared to $7,861,262 in fiscal 2003. Total revenues increased by $2,724,772 or 34.7% from 2003 to 2004. The increase was partially due to the Company's new Tectonic subsidiary, which had total revenues of $1,167,777 in fiscal 2004. Tectonic had no revenues in fiscal 2003. The remaining increase of $1,556,995 was a result of increases within GO's operations, primarily the result of additional PCCharge sales as we continued to sign up additional resellers and distributors now totaling over 1,600, coupled with a significant increase in sales of our more expensive RiTA middleware products to customers who are again purchasing higher dollar middleware software as the economy continues to improve over the prior year. Annual support and update service revenue at GO also exhibited increased growth as the customer base for this support continues to increase. The top 10 customers at GO comprised 18.4% of revenues in 2004 versus 15.6% in 2003. The top 10 customers at Tectonic comprised 19.0% of revenues in 2004.

      License fee revenue received by GO continues to be the primary source of revenue, generating 63.4% of total revenues in 2004, compared to 68.9% in 2003. License fee revenue increased by $1,285,394 or 23.7% from fiscal 2003 to 2004 and represents continued growth of our lower end PCCharge suite of products and the benefit of increased sales we have seen from our RiTA middleware products. The Company's pricing structure remained substantially the same during 2004 as compared to 2003 and for the majority of its products, the Company continues to have lower prices than its major competitors.

      Support and update services provided by GO comprised 20.9% of sales in both 2004 and 2003. Support and update services increased by $570,208 or 34.7% from fiscal 2003 to 2004. Support and update services increases are generated by providing technical support on continued sales of software licenses and the retention of our existing customers. The Company offers various forms of support to its customers including telephone support, on-site support, online and e-mail inquiry. In addition, the customer base continues to grow and with the Company recently surpassing the 140,000 mark of unique licenses sold, the number of customers requiring annual support continues to increase.

      Advertising revenues were $1,052,598 in 2004, or 9.9% of total revenue. There were no advertising revenues earned in 2003. Advertising revenues are earned by Tectonic, which commenced operations in March 2003, but did not have revenues until fiscal 2004. In periods subsequent to the proposed sale of GO, directory advertising revenues will become a larger portion of total revenue.

      Consulting fee revenue comprised 5.8% of sales in 2004 compared to 10.2% in 2003. Consulting fee revenue decreased by $183,428 or 23.0% from fiscal 2003 to 2004 and was primarily due to fiscal 2003 consulting fee revenues including revenues from Campana Data which was closed in fiscal 2003. This was partially offset with consulting fees earned on website development by Tectonic. In periods subsequent to the proposed sale of GO, we believe consulting revenues will become the largest component of total revenues earned by the Tectonic subsidiary due to the consulting portion having a higher price point than advertising revenues.

COST OF REVENUES

      Cost of revenues of $1,169,949 in 2004 and $615,275 in 2003 represented approximately 11.1% of 2004 revenues and 7.8% of 2003 revenues. Cost of revenues increased by $554,674 or 90.2%, from 2003 to 2004, primarily as a result of costs of $539,286 incurred by Tectonic during 2004. Tectonic commenced operations in

March 2003, but did not have any cost of sales until fiscal 2004. Cost of revenues at GO represented 6.7% of revenues in 2004 and 7.8% in 2003. Cost of revenues comprise printing and distribution costs for the Tectonic print directories and the costs of shipping, product manuals and shipping materials for shrink wrap software distributed by GO.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses of $8,382,652 in 2004 and $5,210,362 in 2003 represented approximately 79.2% of 2004 revenues and 66.2% of 2003 revenues. General and administrative expenses increased by $3,172,290 or 60.9%, from 2003 to 2004. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs including the operating of customer call centers. In addition, substantial professional fees associated with SEC filings and reporting as well as legal, insurance and accounting are included as part of this cost. Facility costs for the rental of various properties are also included. The increase in general and administrative expense over the prior fiscal year is primarily a result of the newly acquired businesses within our Tectonic subsidiary including the costs associated with the integration of the various acquisitions under a unified management team. General and administrative costs incurred by Tectonic were $3,021,996 during 2004. The Company continuously reassesses its level of expenditure to eliminate costs inconsistent with the expansion of our core competency in construction information and electronic transaction processing solutions. In subsequent periods, Tectonic general and administrative expenses are expected to occur at the same levels as fiscal 2004 as the full year effect of the increased management personnel from the various acquisitions is offset with the integration costs of those acquisitions that represented one time costs in fiscal 2004. Subsequent to the proposed sale of GO, general and administrative expenses associated with the planned divestiture are expected to be significant and will include the costs of engaging advisors for the planned sale, legal, accounting and filing fees associated with the planned transaction as well as other charges related to the separation of back office functions.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses of $3,402,307 in 2004 and $1,828,938 in 2003 represented approximately 32.1% of 2004 revenues and 23.3% of 2003 revenues. Sales and marketing expenses increased by $1,573,369 or 86.0%, from 2003 to 2004. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and marketing materials. Payment processing products are primarily sold through our reseller network and independent sales organizations which we continue to develop. GO also sells its payment processing products through an internal sales force, which include both telephone sales and direct sales. The increase in sales and marketing expenses over the prior fiscal year is primarily a result of the newly acquired businesses within our Tectonic subsidiary as the various sales forces were consolidated into a single national sales force selling all product lines as well as a single combined inside sale force. In addition, a combined branding and marketing effort was undertaken with all acquired businesses and product lines re-branded under the single umbrella brand of Tectonic. Sales and marketing expenses incurred by Tectonic were $1,133,541 in 2004. The higher level of sales and marketing expense at GO was focused on retaining and growing license fee and support revenue and on increasing our market share of units sold. This included new branding and a new logo for GO. The concerted effort in the sales and marketing arena was the result of a decision to continue to strengthen our brand awareness through the continued development of indirect channels and alliance partners as well as greater trade show attendance. The Company believes that without this additional effort in the sales and marketing arena, sales of construction information solutions and payment processing products would have been adversely affected. In periods subsequent to the proposed sale of GO, sales commissions for the Tectonic subsidiary are expected to increase as sales continue to increase although marketing expenses will decline as branding efforts at the level of fiscal 2004 will be curtailed.

RESEARCH AND DEVELOPMENT

      Research and development expenses of $1,530,464 in 2004 and $1,325,531 in 2003 represented approximately 14.5% of 2004 revenues and 16.9% of 2003 revenues. Research and development expenses increased by $204,933 or 15.5%, from 2003 to 2004. Research and development expenses consist primarily of salaries and related costs of development personnel. Research and development expense for the Tectonic subsidiary was primarily incurred in the development of new product lines and amounted to $277,861 in fiscal 2004 and $0 in 2003. The remainder of these expenses were incurred for enhancement of the GO products. GO continues to add functionality and enhancements to its product family including maintaining an ever increasing list of processor certifications. In October 2003, the Company released RiTA 2.1, a Java-based payment processing solution which is operating system, database and machine independent, and is a highly scalable transaction switch that supports high-volume, multi-threaded transaction processing. In addition, in July 2004, the Company released PCCharge Version 5.7, its flagship PC-based payment processing solution with enhanced security and which required extensive quality assurance testing and encryption coding using Advanced Encryption Standards ("AES") to ensure the highest level of customer data protection. The Company had the product audited by an external audit firm that determined the use of PCCharge Version 5.7 would not prohibit a merchant from meeting the Credit Information Security Program ("CISP") requirements when implemented into a secure environment. These new releases and improvements are intended to provide GO's customers with more powerful, secure and user friendly solutions for their payment processing needs. The Company also incurred an additional $288,575 of research and development spending on the payment gateway asset acquired by GO in January 2004, in the form of additional programmers brought onboard to ensure greater scalability and security of the acquired gateway. This gateway will be placed into service in the second quarter of fiscal 2005. In periods subsequent to the proposed sale of GO, the Company expects research and development expenses to occur at the same percentages of revenue for the Tectonic subsidiary as in fiscal 2004, and while Tectonic will continue to develop new products and will provide enhancements to existing products, the nature of the products sold by the Tectonic subsidiary do not require as significant a research and development effort as do GO's products.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense amounted to $1,963,137 in 2004 and $1,697,877 in 2003. This represented approximately 18.5% of 2004 revenues and 21.6% of 2003 revenues. Depreciation and amortization expenses increased by $265,260 or 15.6%, from 2003 to 2004. This increase was primarily a result of amortization of newly-acquired intangible assets of $753,806 during 2004 in the Company's Tectonic subsidiary. In fiscal 2003 depreciation and amortization expense included approximately $458,133 of software and intangibles from the original acquisition of GO which were almost fully depreciated in that period.

INTEREST EXPENSE

      Interest expense amounted to $421,181 in 2004 and $318,454 in 2003, and represented approximately 4.0% of 2004 revenues and 4.1% of 2003 revenues. Interest expense increased by $102,727 or 32.3%, from 2003 to 2004. The increase is due to the interest charges on additional borrowings during 2004, including the line of credit and the notes payable discussed below. Approximately $333,333 of 2004 interest expense represents non-cash charges related to the referral and reseller agreement noted below. This agreement was completed on September 17, 2004 and these non-cash charges will not reoccur. The Company will however incur significant non-cash finance charges in the amount of $801,000 in the first quarter of fiscal 2005 resulting from the issuance of warrants in connection with the various debt financings noted below.

OTHER INCOME

      Other income amounted to $285,904 in 2004 and $0 in 2003 and represented a one time gain on the sale of a product line to a third party.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents amounted to $223,333 and $347,339 at the end of fiscal 2004 and 2003, respectively.

      Cash used in operations amounted to $3,187,254 and $877,721 for fiscal 2004 and 2003, respectively. The Company's fiscal 2004 and 2003 losses of $5,997,752 and $3,135,175 continued to be the main factor in the use of the operating cash flow. During 2004, the Company's Tectonic subsidiary which included the acquisition of three separate companies generated a loss of $4,171,403, compared with a loss of $283,261 in 2003. This was offset by the Company's GO Software subsidiary generating income of $196,350 in 2004 compared with a loss of $599,629 in 2003. In addition, corporate and other expenses amounted to $2,022,699 in 2004 and $2,252,285 in 2003. Non-cash charges in fiscal 2004 and 2003 for depreciation and amortization, interest accretion on warrants and non-cash compensation amounted to $2,262,349 and $1,982,661, respectively. The Company's net changes in working capital items for fiscal 2004 and 2003 amounted to net cash provided of $548,149 and $274,793, respectively. This was primarily due to the increase in both accounts payable and accrued expenses over the prior year of $750,258 and

$388,664, respectively. Accounts payable increased primarily due to the increased level of expenditure resulting from the acquisition by Tectonic of the three separate companies and accrued expenses increased primarily due to the timing of bonus payments to the management of the GO Software subsidiary.

      Cash used in investing activities amounted to $596,907 and $133,293 in fiscal 2004 and 2003, respectively. In 2004, the amount represented cash paid for equipment and software including a new customer relationship management system at GO in the amount of $174,838 and for the acquisitions of three companies by the Tectonic subsidiary. During 2003, the amount represented primarily cash paid for equipment and software purchases at GO.

      Cash provided by financing activities amounted to $3,660,155 and $543,198 in fiscal 2004 and 2003, respectively, and primarily comprised the following items:

      In fiscal 2004, $2,864,082 in proceeds was raised from the sale of 1,540,736 shares of common stock at prices ranging between $1.70 and $2.00, and $45,000 was received as the result of the exercise of warrants to purchase 150,000 shares. In fiscal 2003, $572,500 in proceeds was raised from the sale of 435,000 shares of the Company's common stock at prices ranging between $1.25 and $1.50 per share to an officer and two employees of the Company.

      In fiscal 2003, the Company received $85,000 of proceeds under a stockholder note payable. The note was unsecured and non-interest bearing, and was repaid during 2004.

      On September 17, 2001, the Company received an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing. In accordance with the agreement, the advance is repaid in referrals and software sales in stepped increments over a three-year period from the effective date of the agreement. The Company was also required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include, among other things, the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for the default, or to convert the outstanding portion of the advance to unregistered shares of the Company's common stock at various exercise prices. Once the risk of default for each portion of the agreement has passed, (i.e. when the milestones are met on or before the September 17th deadlines), then that portion of the debt will be forgiven and recorded as revenue in the statement of operations.

      During the first one-year measurement period ended September 17, 2002, the Company was required to sell products for the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the Referral Agreement. The Company only achieved sales and referral fees of approximately $127,000 during that period and, consequently, was required to pay approximately $98,000 in cash to the other party to satisfy the shortfall. The amount of sales and referral fees required for the next one-year measurement period ended September 17, 2003, was $375,000. The Company only achieved sales of approximately $214,000 in referral fees toward this amount and, consequently, was required to pay approximately $161,000 on October 10, 2003 to satisfy the shortfall. The remaining amount of sales and referral fees for the one year period ending September 17, 2004 amounted to $400,000. Through September 17, 2004, the Company has achieved sales of approximately $345,025 toward this final amount. The Company did not reach the $400,000 of sales in referral fees as of September 17, 2004, and consequently the Company had to pay the other party the shortfall in cash of $54,975. Subsequent to September 17, 2004, the Company has no further obligation in regards to this financing.

      On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line are limited to 80% of the Company's gross eligible receivables. Advances under the line bore interest at 1.25% per month and are secured by all the assets of the Company. On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and will borrow another $500,000 upon the presentation to the lender of an acceptable letter of intent to divest its GO business. The bridge loan is due at the earlier of 120 days from the first advance or upon closing the sale of the GO business. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month. As of June 30, 2004, $691,529 was outstanding under the line of credit (including the bridge loan feature).

Subsequent to year end the following events occurred which have an impact on liquidity and capital resources.

      On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 immediately (total of $750,000) and provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO business. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.5% per month. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the proposed sale of GO Software. In the event the bridge loan is not paid in full by the due date, the Company will pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment.

      On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes issued by the Company in a private placement. The notes are secured by a junior lien on substantially all of the tangible and intangible assets of the Company. The notes bear interest at an effective rate of 19%, and are due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes have a conversion feature, and contain some restrictions on the Company's ability to incur debt. The conversion feature allows holders of these notes to participate in any of the Company's future financings, other then one involving only debt and debt securities, by converting the notes into securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and has secured that guaranty with a first-priority security interest in all the shares of the Company which he owns.

      On September 30, 2004, the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit on the presentation to the lender of a series of acceptable letters of intent for the sale of GO.

      The Company has proposed the sale of GO as disclosed above. Historically, all of the Company's operating income and substantially all of its operating cash flow has been generated by the GO operations. Tectonic is in an early stage of its development and has not been able to generate sufficient cash for its operations. Management believes that the proceeds received from the anticipated sale of GO will provide the Company with sufficient cash to operate for the next 12 months. Additionally, certain board members have formally committed to infuse the Company with up to $1,000,000 on an as needed basis for working capital purposes through June 30, 2005. At this time, we have no other available credit lines or other loan facilities in place. While certain of the current outstanding indebtedness of the Company attracts penalties if not paid by the due date, management believe that it will be able to refinance such debt if needed given its current progress toward the proposed sale of GO. If the Company is unable to sell GO in a timely manner, the Company may need to raise additional capital from outside sources either through the incurrence of additional indebtedness or the sale of equity. If the Company is unable to raise additional capital and secure adequate liquidity as described above, the operations of the Company could be materially impaired. In this regard, the Company would have to take immediate action to reduce costs which may include headcount and salary reductions, cessation of all research and development efforts and the implementation other short-term programs in an effort to increase cash flow including the curtailment of currently unprofitable lines of business.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has not identified any off balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

      Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 46(R), "Consolidation of Variable Interest Entities", issued in December 2003, requires that if a business enterprise has a controlling financial interest in a variable interest entity, and is considered the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity shall be included in the consolidated financial statements of the business enterprise.
(FIN) 46(R) is effective for the Company in the fourth quarter of fiscal 2004. Based on the Company's evaluation of the requirements of (FIN) 46(R), no variable interest entities that are subject to consolidation were identified and, as such, the adoption of (FIN) 46(R) for fiscal year 2004 had no impact on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The statement was effective for most financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of our first quarter for fiscal 2004. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position or result of operations.

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

      Although the Company currently has sufficient cash for immediate operations, it has recently announced its intention to divest of its GO subsidiary, which management believes will improve the Company's liquidity and enable the further expansion and development of its construction information properties. If the Company is unable to divest of GO in the near term or at an acceptable price, then additional financing through debt or equity will be required to maintain and support our operations and to expand our product offerings, particularly with respect to our new Tectonic subsidiary. The Company may not be able to obtain such financing on acceptable terms or at all when and if required.

The Company's success depends on its ability to compete in the highly competitive information technology industry.

      The Company's GO subsidiary's success depends on its ability to compete in an industry that is intensely competitive, continues to undergo consolidation and is subject to rapid change. The Company's management believes that the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, technical support capabilities and delivery of reliable product support are essential to establishing and maintaining its market position. Based on our industry knowledge, we believe that GO is the dominant company in the United States in the IBM midrange market in terms of number of licenses granted for payment processing software. Competition in the IBM midrange market is expected to grow and companies with greater resources than GO have entered the market. Management also believes that GO has significant market share in payment processing software on Microsoft platforms. GO, markets payment processing software for computer systems running Windows, Unix, and Linux. Management cannot be assured that our competitors will not develop technologies that are similar to ours. IC Verify, a product line of First Data Corp is the main competitor in this Windows based market. Many of our competitors are much larger and more established and are significantly better capitalized, leaving us at a substantial disadvantage. If the Company is unable to divest of GO in the near term, its operations may suffer for lack of resources.

      The Company's Tectonic Network subsidiary operates in the construction information industry. The market for the Company's products and services is highly fragmented and served by numerous firms, many of which address only specific aspects of a particular market. We believe the principal competitive factors that are faced at Tectonic Network are reputation and quality of service, relative price and performance, time to market, industry expertise, and product fit.

      If the Company fails to compete successfully, our business and financial prospects may be materially adversely affected. Some of our current and potential competitors, including certain multi-national consulting and publishing firms, have longer operating histories and substantially greater competitive resources than we have. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to sales, marketing and product development. Tectonic may be unable to compete successfully with existing or new competitors.

If the Company is unable to adjust to rapid technological change and to introduce new products and services, it could incur further losses.

      The payment processing industry is characterized by rapid technological advances, numerous changes in customer requirements and frequent new product introductions and enhancements that could disrupt our business and render our products obsolete. Because of the potentially rapid changes in the market, the life cycle of the GO's Software products is difficult to estimate. Products, capabilities or technologies others develop may render the Company's products or technologies obsolete or noncompetitive or shorten the life cycle of the Company's products. In attempting to satisfy this industry's demands, the Company may incur substantial costs that may not result in increased revenues due to the short life cycles for our products. Satisfying the increasingly sophisticated needs of our customers requires developing and introducing enhancements to our products and technologies in a timely manner that keeps pace with technological developments, emerging industry standards and customer requirements while keeping products priced competitively. Failure by the Company to develop and introduce new or enhanced products that compete with other available products could materially and adversely affect our business, results of operations and financial condition.

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

      o     the start-up nature of our Tectonic subsidiary;

      o the evolving nature of our Tectonic subsidiary products including market acceptance;

      o     the timing of introductions of or enhancements to our products;

      o     the evolving product lifecycle of our products;

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

      The Company has previously experienced delays in developing and introducing new products, and may experience delays in the future. A delay in any potential product development and introduction may have an adverse effect on the product's success and on the Company's reputation and results of operations. In particular, we are continuing to develop products to support our Tectonic subsidiary which focuses on the construction industry. Delays in the introduction of products to support Tectonic as well as market acceptance of our Tectonic product line may have an adverse affect on the Company. Additionally, competitors may introduce products and gain market share during any delays. Our failure to introduce new products and product enhancements that respond to market conditions and customer requirements may have an adverse effect on the Company's business, results of operations and financial condition. Furthermore, our complex software products may contain undetected errors when first introduced or when new versions are released. Current and future releases of our products may contain errors that will result in loss or delay of market acceptance of Company products.

Illegal use of the Company's proprietary technology and databases and could result in substantial litigation costs and divert management resources.

      Much of our future success depends on our ability to protect our proprietary technology and databases. The Company relies principally on a patent, trade secret and copyright law, as well as nondisclosure agreements and other contractual arrangements, to protect its proprietary technology. However, these measures may be inadequate to protect our technologies and databases from infringement by others or prevent misappropriation of our proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we fail to or are unable to protect our proprietary or licensed technologies, it could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the steps we have taken will prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as a plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not the litigation is resolved in our favor, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's websites, information systems and software products may be targeted by hackers.

      Like other companies, our websites, information systems and software products may be targets for sabotage, disruption or misappropriation by hackers. GO's offerings of payment processing solutions, including through the web, may present a higher profile target. Although we believe we have sufficient controls in place to prevent disruption and misappropriation, and to respond to such situations, we expect these efforts by hackers to continue. In addition, these attacks may also continue directly against customers that utilize our software products. If these efforts are successful, our operations, reputation and sales could be adversely affected.

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

      Part of our growth strategy is based on our ability to acquire companies that are likely to promote our business objectives. Since 2001, we have made six such acquisitions. The Company may not be able to identify or acquire additional companies on terms agreeable to us, if at all. If the Company fails to make such acquisitions on agreeable terms, this may have a material adverse effect on the Company's business, its ability to compete and ability to operate profitably. In addition, the companies acquired may affect our business adversely or in unforeseen ways.

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

      The Company's stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community's expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

      o announcements of a change in direction of the Company including its new planned strategic focus;

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

      o     general   conditions  in  the   construction   industry  and/or  the
            transaction processing industry; or

      o     other events or factors.

      Furthermore, in recent years, the stock market in general, and the market for shares of stock in technology companies in particular and micro caps in general, have experienced extreme price fluctuations. These fluctuations could materially and adversely affect the market price of our common stock in the future.

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

      Some of the Company's current officers and directors together beneficially own a significant portion of our outstanding common stock and are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item appears beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. During the fourth quarter of fiscal 2004, there have been no changes in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth certain information regarding our executive officers and directors.


 NAME                                  AGE      POSITION                                          DIRECTOR SINCE
 ----                                  ---      --------                                          --------------
 Charles A. McRoberts                  54       Director                                          2000

 John W. McRoberts                     51       Director                                          2000

 Charles Pecchio, Jr.                  57       Chairman of the Board                             2000

 Arol R. Wolford                       51       President, Chief Executive Officer, and           2001
                                                Director

 Theo P. VanderBoom                    57       Director                                          2002

 Laura C. Rogers                       44       Director                                          2002

 Sherwin Krug                          38       Chief Financial Officer                           N/A


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

      JOHN W. MCROBERTS (brother of Charles A. McRoberts) serves as a director and is a member of both the Audit Committee and Compensation Committee. He served as a director of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000. Since July 2003, he has served as Chairman of the Board of Directors, President and Chief Executive Officer of Meadowbrook Healthcare, Inc., a privately-owned healthcare services company operating in the physical rehabilitation industry. Since December 2000, he has been the Managing Member of CannonGate Partners LLC, a private equity firm. Since 1999 he has served as a director of Foresite LLC, a privately-owned company that owns, leases and develops communication towers. He was a co-founder, and served as President and Chief Executive Officer of Capstone Capital Corporation, a NYSE listed real estate investment trust, from 1993 to 1998, when Capstone was acquired by Healthcare Realty Trust in a transaction valued at approximately $900 million. Prior to that, Mr. McRoberts was a senior officer of AmSouth Bank of Alabama (formerly AmSouth Bank N.A.), where he was employed from 1977 to 1993.

      CHARLES PECCHIO, JR., has served as Chairman of the Board since July 2002. He served as a director of Results Oriented Integration Corporation from 1996 until its reverse merger in August 2000 and served as President of the Company through January 2002 and Chief Executive Officer of the Company through June 2002. Since October 2003, Mr. Pecchio has also served as Chairman, President and Chief Executive Officer of Verification Solutions, Inc. which markets systems and services for real-time verification of insurance coverage. Since 1993, he has provided several companies with consulting services related to business development, mergers, and acquisitions. In 2002, Mr. Pecchio founded Community Catalyst Corporation, a non-profit organization that serves youth, senior citizens, and the handicapped, and he serves as Chairman of this corporation. Since 2002, he has served as a director of 3001, Inc., a geospatial data company based in Louisiana, and has served as Interim CEO of 3001 since March 2004. From 1992 to 2002, he served as a director of Hoffman & Co, Inc., a provider of photogrammetric, computer mapping and GIS services. From 1988 to 1992, he served as a director of Spiro International SA, a Swiss public company, and as an officer and director of several affiliated companies. Mr. Pecchio's previous experience includes financial, sales, and management positions with IBM Corporation, General Computer Corp., TeleVideo Systems, and NEC Information Systems.

      AROL R. WOLFORD has served as President since February 2002, as Chief Executive Officer since July 2002, and as a director since October 2001. He also serves as Chairman of Realty Empowerment Systems, a provider of technology tools to real estate professionals. He also serves as a director of Campbell-Stone, a non-profit provider of residential housing and services to senior adults. In 1980, he established Construction Market Data (CMD Group) in Atlanta, Georgia, and served as President until December 2001. CMD Group is a provider of quality project news, building product information, and cost data for the international construction industry. In May 2000, CMD Group was acquired for $300 million by Cahners Business Information, a part of the London based Reed Elsevier.

      THEO P. VANDERBOOM serves as a director and is Chairman of the Audit Committee and is also a member of the Compensation Committee. He also serves as a director and Chief Financial Officer of Realty Empowerment Systems, a provider of technology tools to real estate professionals. From 1996 to 2000, he served as Chief Financial Officer of CMD Group. From 1982 to 1996, Mr. VanderBoom was with Southam Business Communications, Inc., where he served as Vice President of several Southam subsidiaries in Canada and the United States. Mr. VanderBoom earned a BS in mathematics and an MBA from York University and is a Certified Management Accountant.

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

COMMITTEES OF THE BOARD OF DIRECTORS

      The Compensation Committee consists of Laura C. Rogers (Chairman), Theo P. VanderBoom and Christine Seymour (employee). The Compensation Committee has the authority to review all compensation matters relating to the Company and setting the compensation levels of our executive officers. If a member of the Compensation Committee is an employee of the Company, when his or her compensation is being reviewed, he or she is not permitted to be present or to participate.

      All of the directors presently serve on the Stock Option Committee. The Stock Option Committee has full power and authority to interpret the provisions of and supervise the administration of the Company's Stock Option Plans.

      The Audit Committee consists of Theo P. VanderBoom (Chairman) and Laura C. Rogers. The Audit Committee recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements and approves any special assignments given to such accountants. The Audit Committee also reviews the overall scope and plans for the annual audit, the auditors' independence from management, any changes in accounting principles, discussing with management and the independent auditors the adequacy and effectiveness of the accounting and financial controls, including our systems to monitor and manage business risk, and legal and ethical compliance programs; and reviewing the interim and annual financial statements to be included in our SEC filings. The Board of Directors has determined that Theo P. VanderBoom is an Audit Committee Financial Expert and is independent as defined by the rules and regulations of the SEC.

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

DIRECTOR COMPENSATION

      Nonemployee directors receive 25,000 stock options on joining the Board of Directors and 25,000 stock options on each one year anniversary thereafter. The exercise price of the options is equal to the fair market value of the common stock on the date of grant of the options. The options vest on the one-year anniversary of the grant date. The options expire ten years from the date of grant. No additional monetary compensation is paid for serving on the Board of Directors or on a committee.

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

      Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during fiscal 2003, all Reporting Persons complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the compensation earned by certain executive officers serving at the end of fiscal 2004.


                           SUMMARY COMPENSATION TABLE


                                                                                LONG-TERM
                                              ANNUAL COMPENSATION          COMPENSATION AWARDS
                                          ----------------------------- --------------------------
      NAME AND PRINCIPAL        FISCAL                                     SECURITIES UNDERLYING
           POSITION              YEAR      SALARY          BONUS                OPTIONS
------------------------------- --------- ------------ ---------------- --------------------------
Charles Pecchio, Jr.            2004      $ 90,000     $   90,000                        -
Chairman of the Board (2)       2003      $ 94,500     $   94,500                        -
                                2002      $ 87,083     $  382,606(1)                     -

Arol R. Wolford                 2004      $ 90,000     $   90,000                        -
President and CEO  (3)          2003      $ 85,500     $   85,500                        -
                                2002      $ 15,000     $   15,000                  425,000

Sherwin Krug                    2004      $160,000     $   70,000                  160,000
Chief Financial Officer  (4)    2003      $ 72,000     $        -                  150,000

      (1)   Includes sales commissions

      (2) Mr. Pecchio served as President through January 2002 and as CEO through June 2002. He is currently Chairman of the Board.

      (3) Mr. Wolford has served as President since February 2002 and as CEO since July 2002.

      (4)   Mr. Krug has served as Chief Financial Officer since January 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth all individual grants of stock options during the fiscal years ended June 30, 2003 and 2004, to each of the Named Executive Officers:

                                                 NUMBER OF      PERCENT OF
                                  FISCAL YEAR   SECURITIES    TOTAL OPTIONS
             NAME AND               GRANTED     UNDERLYING      GRANTED TO     EXERCISE OR
        PRINCIPAL POSITION                        OPTIONS      EMPLOYEES IN    BASE PRICE     EXPIRATION
                                                  GRANTED      FISCAL YEAR     PER SHARE(1)       DATE
     ----------------------------------------------------------------------------------------------------
     Charles Pecchio, Jr.                  -          -                  -              -              -
     Chairman of the Board

     Arol R. Wolford                    2003    175,000(2)            26.9%         $2.00      7/26/2012
     President and CEO                  2003    250,000(3)            38.5%          1.00      2/26/2013

     Sherwin Krug                       2004    160,000(3)            24.5%         $1.70     10/29/2013
     Chief Financial Officer            2003    150,000(3)            23.1%          1.00     12/31/2012

      (1) The exercise price of the options was equal to or greater than fair market value of the underlying stock on the date of grant.

      (2) Grant becomes vested and exercisable two years from the date of grant.

      (3) Grant becomes vested and exercisable in a period of one year from date of grant.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                                                           AT FISCAL YEAR END                FISCAL YEAR END
                                                     -------------------------------- -------------------------------
                                SHARES
     NAME AND PRINCIPAL        ACQUIRED      VALUE   -------------------------------- -------------------------------
         POSITION            ON EXERCISE   REALIZED   EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
--------------------------- ------------ ----------- --------------- ---------------- ------------- -----------------
Charles Pecchio, Jr.                  -           -               -                -             -                 -
Chairman of the Board

Arol R. Wolford                       -           -         425,000                -     $ 250,000                 -
President and CEO

Sherwin Krug                          -           -         150,000          160,000     $ 150,000           $48,000
Chief Financial Officer

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of September 21, 2004 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and (iv) all current directors and officers as a group. Unless otherwise indicated the address for each person listed is the address of the Company.

      Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares a person has the right to acquire beneficial ownership of within 60 days of September 21, 2004. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

NAME OF BENEFICIAL OWNER/RELATIONSHIP TO COMPANY                                 COMMON STOCK            PERCENT OF CLASS
                                                                                 NO. OF SHARES
Charles A. McRoberts/Director                                                     1,052,640 (1)                    7.6%

John W. McRoberts/Director                                                          987,525 (2)                    7.1%

Charles Pecchio, Jr./Chairman of the Board                                          784,241 (3)                    5.7%

Arol R. Wolford/President, CEO, Director                                          3,452,127 (4)                   24.2%

Sherwin Krug/CFO                                                                    310,000 (5)                    2.2%

Laura C. Rogers/Director                                                             50,000 (6)                      *%

Theo P. VanderBoom/Director                                                          50,000 (7)                      *%
                                                                        ----------------------- -----------------------

All current executive officers and directors as a group (7 persons)               6,686,533                       45.5%
                                                                        ----------------------- -----------------------

------------------

* Represents less than 1.0%.

      (1) Includes 6,000 shares of common stock held by his spouse, and 8,100 shares of common stock held by his minor children.

      (2) Includes 60,000 shares of common stock held by his spouse, and 4,000 shares of common stock held by his minor children.

      (3)   Includes 11,331 shares of common stock held by his spouse.

      (4) Includes 1,450,000 shares of common stock registered in the name of SpecSource.com, Inc. a company in which Arol R. Wolford owns 67.6% of the equity and based on that holding will receive 980,000 shares of the Company's common stock on the final dissolution of SpecSource and 425,000 shares Mr. Wolford has the right to purchase under outstanding stock options.

      (5) Mr. Krug has the right to purchase these shares under outstanding stock options.

      (6) Ms. Rogers has the right to purchase these shares under outstanding stock options.

      (7) Mr. VanderBoom has the right to purchase these shares under outstanding stock options.

                                                        EQUITY COMPENSATION PLAN INFORMATION

                                                           (a)                     (b)                     (c)
                                                   -------------------- ---- ----------------- ---- ------------------
                                                                                                        NUMBER OF
                                                                                                       SECURITIES
                                                                                                        REMAINING
                                                                                                      AVAILABLE FOR
                                                        NUMBER OF            WEIGHTED-AVERAGE        FUTURE ISSUANCE
                                                    SECURITIES TO BE          EXERCISE PRICE          UNDER EQUITY
                                                       ISSUED UPON            OF OUTSTANDING          COMPENSATION
                                                       EXERCISE OF               OPTIONS,           PLANS (EXCLUDING
                                                       OUTSTANDING             WARRANTS AND            SECURITIES
                                                    OPTIONS, WARRANTS             RIGHTS              REFLECTED IN
PLAN CATEGORY                                          AND RIGHTS                                      COLUMN (A))
                                                   --------------------      -----------------      ------------------
Equity compensation plans approved by security
     holders..................................          1,763,917                 $1.67                  229,333

Equity compensation plans not approved by
     security holders.........................                  -                     -                        -
                                                   --------------------      -----------------      ------------------
    Total.....................................          1,763,917                 $1.67                  229,333
                                                   --------------------      -----------------      ------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(b)   Reports on Form 8-K:

      The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

      On May 17, 2004, the Company furnished a Form 8-K which attached a press release announcing the Company's financial results for the fiscal quarter ended March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees and expenses billed by BDO Seidman, LLP, the Company's independent auditors, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB was approximately $124,000, for fiscal 2003 and $140,000 for the fiscal year ended June 30, 2004.

AUDIT-RELATED FEES

      During fiscal 2003 and fiscal 2004, the aggregate fees and expenses billed by BDO Seidman, LLP for audit related services in fiscal years 2003 and 2004 were $15,000 and $28,000 respectively. Fiscal 2003 audit related services comprised of fees primarily related to meetings and proxy filing reviews. Fiscal 2004 audit related services comprised of fees and expenses related to Form 8-K filings, proxy filings and meetings.

TAX FEES

      The aggregate fees billed by BDO Seidman, LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the year ended June 30, 2003 and 2004 was approximately $17,000 and $23,000, respectively.

ALL OTHER FEES

      During fiscal 2003 and 2004, BDO Seidman, LLP did render any other services or bill the Company any other fees not included above.

FEE PRE-APPROVAL POLICY

      The Audit Committee has approved the engagement of BDO Seidman, LLP and has approved a budget for certain audit, audit related and tax related fees for services to be rendered for our 2005 fiscal year. The Audit Committee, or a member of the committee, must pre-approve all services provided to us by the Company's independent auditor. All of the services rendered by BDO Seidman during fiscal 2004 were pre-approved by the Audit Committee. The Audit Committee also approved the engagement of BDO Seidman, LLP for the audit and audit related services performed for our fiscal year ended June 30, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RETURN ON INVESTMENT CORPORATION

      Date: October 12, 2004

                                    By: /s/ Arol R. Wolford
                                        --------------------------------
                                        Arol Wolford
                                        President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                     TITLE                                  DATE
----                                     -----                                  ----

/s/ Arol R. Wolford                      President, Chief Executive Officer     October 12, 2004
------------------------------------     and Director (Principal Executive
Arol R. Wolford                          Officer)


/s/ Sherwin Krug                         Chief Financial Officer (Principal     October 12, 2004
------------------------------------     Financial and Accounting Officer)
Sherwin Krug


/s/ Charles Pecchio, Jr.                 Chairman of the Board                  October 12, 2004
------------------------------------
Charles Pecchio, Jr.


/s/ Charles A. McRoberts                 Director                               October 12, 2004
------------------------------------
Charles A. McRoberts


/s/ John W. McRoberts                    Director                               October 12, 2004
------------------------------------
John W. McRoberts


/s/ Theo P. VanderBoom                   Director                               October 12, 2004
------------------------------------
Theo P. VanderBoom


/s/ Laura C. Rogers                      Director                               October 12, 2004
------------------------------------
Laura C. Rogers

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

                                                                       RETURN ON
                                                          INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                                        CONTENTS
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F3


CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                         F4 - F5

    Consolidated statements of loss                                     F6

    Consolidated statements of stockholders' equity                     F7

    Consolidated statements of cash flows                               F8

    Notes to consolidated financial statements                          F9 - F29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Return On Investment Corporation and Subsidiaries d/b/a ROI Corporation


We have audited the accompanying consolidated balance sheets of Return On Investment Corporation and subsidiaries d/b/a ROI Corporation as of June 30, 2004 and 2003, and the related consolidated statements of loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROI Corporation and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ BDO Seidman, LLP


Atlanta, Georgia
September 30, 2004

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

June 30,                                                                  2004               2003
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash and cash equivalents                                       $   223,333        $   347,339
   Accounts receivable, less allowance for doubtful accounts
     of $142,437 and $65,953, respectively (Note 15)                 1,453,265            835,771
   Prepaid expenses and other current assets                           386,249            107,957
---------------------------------------------------------------------------------------------------

Total current assets                                                 2,062,847          1,291,067

PROPERTY AND EQUIPMENT, NET (Notes 4 and 14)                           494,738            335,475

GOODWILL, NET (Note 5)                                               3,160,681            195,002

INTANGIBLE ASSETS, NET (Note 6)                                      5,034,414            943,970
---------------------------------------------------------------------------------------------------

                                                                   $10,752,680         $2,765,514
---------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

June 30,                                                                                      2004               2003
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                  $   1,185,951      $     123,950
   Accrued expenses (Note 10)                                                            1,242,141            805,034
   Notes payable- related parties (Note 7)                                                 305,200             85,000
   Deferred revenue                                                                      1,766,625          1,002,182
   Line of credit (Note 8)                                                                 691,529                  -
   Other financing, net of unamortized discount (Note 9)                                   316,672            358,336
   Notes payable (Note 2)                                                                  893,000                  -
-----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                6,401,118          2,374,502

COMMITMENTS AND CONTINGENCIES (Notes 2, 9, 12, 15, and 16)                                       -                  -

STOCKHOLDERS' EQUITY
   Common stock, .01 par value (25,000,000 shares authorized,
     13,717,054 and 11,323,494 outstanding)                                                137,170            113,235
   Additional paid-in capital                                                           21,287,863         11,353,496
   Accumulated deficit                                                                 (17,073,471)       (11,075,719)
-----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                               4,351,562            391,012
-----------------------------------------------------------------------------------------------------------------------

                                                                                       $10,752,680       $  2,765,514
-----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                                 CONSOLIDATED STATEMENTS OF LOSS
--------------------------------------------------------------------------------

Years ended June 30,                                                                          2004               2003
-----------------------------------------------------------------------------------------------------------------------
REVENUE

   License fees                                                                        $ 6,705,502        $ 5,420,108
   Support and update services                                                           2,212,164          1,641,956
   Advertising revenue                                                                   1,052,598                  -
   Consulting fees                                                                         615,770            799,198
-----------------------------------------------------------------------------------------------------------------------

Total revenue                                                                           10,586,034          7,861,262
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

   Cost of revenues (Note 1)                                                             1,169,949            615,275
   General and administrative (including non-cash consulting fees of $115,761
   in 2004 and non-cash compensation expense $78,020 in 2003 - Note 12)                  8,382,652          5,210,362
   Sales and marketing                                                                   3,402,307          1,828,938
   Research and development                                                              1,530,464          1,325,531
   Depreciation and amortization (Notes 4 and 14)                                        1,963,137          1,697,877
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                                16,448,509         10,677,983
-----------------------------------------------------------------------------------------------------------------------

Operating loss                                                                          (5,862,475)        (2,816,721)

Interest income                                                                              2,902             14,674
Interest expense (Note 12)                                                                (424,083)          (333,128)
Gain on sale of assets                                                                     285,904                  -
-----------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                               $(5,997,752)       $(3,135,175)
-----------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                       $     (0.50)       $     (0.28)
-----------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                                                     11,940,665         11,236,535
-----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                    Redeemable
                                     Common Stock                  Common Stock          Additional
                              ----------------------------  ---------------------------    Paid-In      Accumulated
                                   Shares        Amount            Shares       Amount     Capital        Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 2002           11,093,780      $109,285                -  $         -  $10,706,926     $(7,940,544)  $ 2,875,667
  Repurchase and
    cancellation
    of common stock under
    earn-out (Note 2)             (257,194)       (2,572)               -            -            -               -        (2,572)
  Issuance of common stock
    for compensation (Note 2)       60,502           605                -            -       67,762               -        68,367
  Surrender of shares by
    former stockholder
    (Note 2)                      (115,500)       (1,155)               -            -            -               -        (1,155)
  Stock option
    compensation expense and
    other                          106,906         2,722                -            -       10,658               -        13,380
  Common stock sold to
    employees                      435,000         4,350                -            -      568,150               -       572,500
  Net loss                               -             -                -            -            -      (3,135,175)   (3,135,175)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003          11,323,494       113,235                -            -   11,353,496     (11,075,719)      391,012
  Return of escrow shares       (2,847,176)      (28,472)               -            -       28,472               -             -
  Issuance of common stock
    for cash                     1,540,736        15,407                -            -    2,848,675               -     2,864,082
  Exercise of warrants             150,000         1,500                -            -       43,500               -        45,000
  Issuance of common stock
    for acquisitions             3,550,000        35,500                -            -    6,833,500               -     6,869,000
  Issuance of warrants to
    consultants and lenders              -             -                -            -      180,220               -       180,220
  Net loss                               -             -                -            -            -      (5,997,752)   (5,997,752)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2004          13,717,054      $137,170                -  $         -  $21,287,863    $(17,073,471)  $ 4,351,562
-----------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Years ended June 30,                                                    2004                2003
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                      $(5,997,752)        $(3,135,175)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                               1,963,137           1,697,877
       Interest accretion on warrants, net (Note 9)                  333,333             333,333
       Non-cash referral fees (Note 9)                              (214,341)           (126,569)
       Non-cash consulting fees (Note 12)                            115,761                   -
       Non-cash interest expense (Note 12)                            64,459                   -
       Non-cash compensation                                               -              78,020
       Changes in working capital items:
         Accounts receivable                                         (22,727)            (42,112)
         Prepaid expenses and other current assets                  (215,867)             19,079
         Accounts payable                                            750,258            (268,907)
         Accrued expenses                                            388,664             478,777
         Deferred revenues                                          (352,179)             87,956
--------------------------------------------------------------------------------------------------

Cash used in operating activities                                 (3,187,254)           (877,721)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

   Purchase of property and equipment                               (382,505)           (133,293)
   Cash paid for acquisitions and intangibles (Note 2)              (214,402)                  -
--------------------------------------------------------------------------------------------------

Cash used in investing activities                                   (596,907)           (133,293)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

   Proceeds from the issuance of common stock (Note 11)            2,864,082             572,500
   Proceeds from line of credit (Note 8)                             691,529                   -
   Proceeds from director, officer and loans (Note 7)                305,200              85,000
   Proceeds from the exercise of warrants                             45,000                   -
   Repayment under director, officer and loans (Note 7)              (85,000)                  -
   Repayment under debt financing agreement (Note 9)                (160,656)            (98,428)
   Repayments of long term debt                                            -             (15,874)
--------------------------------------------------------------------------------------------------

Cash provided by financing activities                              3,660,155             543,198
--------------------------------------------------------------------------------------------------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                          (124,006)           (467,816)

CASH AND CASH EQUIVALENTS, beginning of year                         347,339             815,155
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                           $   223,333         $   347,339
--------------------------------------------------------------------------------------------------
CASH PAID FOR INTEREST                                           $    26,291         $         -
---------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Return On Investment Corporation d/b/a ROI Corporation ("ROI" or the "Company") has two primary operating subsidiaries. The Tectonic Network subsidiary ("Tectonic") which develops and markets building product information solutions for the construction industry and includes i) printed directories, ii) a searchable online building product information database, iii) an online studio for the search, visualization and selection of carpet, paint and other textiles and iv) customized web based solutions for organizing building product manufacturer databases for easier search and selection.

The GO Software subsidiary ("GO") develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux. The recent purchase of an Internet gateway solution will compliment the current software based payment processing solutions by offering a secure, scalable internet only solution.

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

ACCOUNTS RECEIVABLE

Accounts receivable represent customer obligations due under normal trade terms. The Company's GO subsidiary sells its products primarily through resellers and independent sales organizations while the Tectonic subsidiary sells its products directly to building product manufacturers, distributors, independent sales organizations, general contractors, subcontractors and heavy equipment dealers. The Company performs continuing credit evaluations of its customers' financial condition and depending on the term of credit, the amount of the credit granted and management's past history with a customer, the Company does not require the debtor to pledge collateral for the receivable in the ordinary course of business.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Management reviews accounts receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based on current economic factors in conjunction with historical collection results. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, it believes the Company's allowance for doubtful accounts as of June 30, 2004 and 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

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

GOODWILL

Goodwill is tested for impairment on an annual basis as of June 30, for its payment processing business goodwill and December 31, for its construction information business goodwill. The Company tests between annual tests if indicators of potential impairment exist, using a fair-value approach. This approach requires that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of the Company's goodwill is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the Company's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. No impairment of goodwill has been identified during any of the periods presented.

INTANGIBLE ASSETS

Intangible assets consist primarily of acquired technology, database assets and proprietary concepts ("Technology based intangibles"); customer lists and customer contracts ("Customer-related intangibles") and non-competition agreements ("Marketing-related intangibles") related to acquisitions accounted for under the purchase method of accounting. Intangible assets are amortized using the straight-line method over their estimated period of benefit, estimated to be three years.

The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The
Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. No impairment of intangible assets has been identified during any of the periods presented.

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

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
Years Ending June 30,                              2004                    2003
--------------------------------------------------------------------------------
Net loss, as reported                       $(5,997,752)            $(3,135,175)
Add stock-based employee
compensation expense included in
reported net earnings                                 -                  13,380
Less total stock-based employee
compensation expense determined
under fair value based methods for
all awards                                     (614,214)               (282,721)
--------------------------------------------------------------------------------
Net loss, pro forma                         $(6,611,966)            $(3,402,516)
--------------------------------------------------------------------------------

Basic and diluted loss per
  share, as reported                        $   (0.50)              $   (0.28)
--------------------------------------------------------------------------------
Basic and diluted loss per                  $   (0.55)              $   (0.30)
  share, pro forma
--------------------------------------------------------------------------------

The fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Years Ending June 30,                              2004                    2003
--------------------------------------------------------------------------------

Risk free interest rate                          1.69%                   1.60%
Volatility factor                                  85%                    129%
Expected option life (years)                     1.7                     1.4
--------------------------------------------------------------------------------

The weighted average fair value of options granted during the years ended June 30, 2004 and 2003 was $0.85 and $0.69 per share, respectively.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

The historical rate of product returns for the Company's software products is negligible. Further, the Company did not have any transactions during the years ended June 30, 2004 or 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues are generated from professional consulting and training services and are recognized when the services are performed or if part of a medium term consulting agreement, than according to percentage-of-completion basis.

Advertising revenue is generated from the listings of advertisements in print and electronic directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products on websites. Advertising revenue connected to the sale of advertising in print directories is only recognized upon the publication and shipment of those directories. Revenue from the sale of advertising or photography for the display on websites is recognized over the contract subscription period, which is generally one year.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COST OF REVENUE

Cost of revenue consists primarily of costs related to the manufacturing, packaging, documentation and distribution of GO Software products and printing and distribution costs related to Tectonic print directories.

ADVERTISING COSTS

Advertising costs are expensed during the period in which they are incurred. Total advertising expenses for the fiscal years ended June 30, 2004, and 2003 were $107,016 and $206,501, respectively.

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

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


As a result of the net losses incurred in the years ended June 30, 2004 and 2003, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                                      2004               2003
--------------------------------------------------------------------------------

Stock options                                    1,763,917          1,243,317
Warrants                                         2,247,400          1,866,664
--------------------------------------------------------------------------------

                                                 4,011,317          3,109,981
--------------------------------------------------------------------------------

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), "Consolidation of Variable Interest Entities", issued in December 2003, requires that if a business enterprise has a controlling financial interest in a variable interest entity, and is considered the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity shall be included in the consolidated financial statements of the business enterprise.
(FIN) 46(R) is effective for the Company in the fourth quarter of fiscal 2004. Based on the Company's evaluation of the requirements of (FIN) 46(R), no variable interest entities that are subject to consolidation were identified and, as such, the adoption of (FIN) 46(R) for fiscal year 2004 had no impact on the Company's consolidated financial position or results of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The statement was effective for most financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of our first quarter for fiscal 2004. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position or result of operations.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.    BUSINESS COMBINATIONS

BBN Acquisition

On November 18, 2003, the Company, and BBN Acquisition, Inc., a North Carolina corporation ("BBN"), consummated a merger (the "Merger") whereby BBN was merged with and into Tectonic Solutions, Inc. d/b/a Tectonic Network, a Georgia corporation and a wholly-owned subsidiary of the Company ("Tectonic"), pursuant to an Agreement and Plan of Merger, dated as of October 29, 2003. Tectonic survived the Merger as a wholly-owned subsidiary of ROI. BBN provides an online design resource for design professionals in the commercial interiors industry. The BBN acquisition will extend the Company's strategic push into the commercial construction products market by enhancing its offerings with BBN's aggregated product information web site.

In connection with the Merger, the Company issued approximately 750,000 shares of its common stock for all of the issued and outstanding shares of BBN's common stock. The shares were valued at $1.82 per share based on the closing price of the Registrant's common stock, as quoted on the Over-The-Counter Bulletin Board ("OTCBB"), for a reasonable period before and after the terms of the Merger were announced. The shares issued to the former BBN shareholders have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). Arol Wolford, the Company's President and CEO, held approximately 41.6% of the outstanding shares of BBN's common stock and received 311,671 shares of the Company's common stock as a result of the Merger. Mr. Wolford's daughter served on the Board of Directors of BBN.

The following table presents the total purchase price of the Merger:

Value of ROI common stock issued                        $1,365,000
Cash acquired                                               (1,956)
Transaction costs                                           91,682
--------------------------------------------------------------------------------

Total Purchase Price Consideration                      $1,454,726
--------------------------------------------------------------------------------

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the Merger as follows:

Receivables                                             $    17,871
Prepaid expenses                                             12,029
Property and equipment                                       18,044
Goodwill                                                    584,927
Intangible assets                                         1,036,457
Accounts payable                                            (69,841)
Deferred revenue                                           (129,853)
Other current liabilities                                   (14,908)
--------------------------------------------------------------------------------

                                                        $ 1,454,726
--------------------------------------------------------------------------------

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


CYP Acquisition

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

In connection with the Asset Purchase, the Company issued 750,000 shares of the Company's common stock as consideration for substantially all of the operating assets of CYP. The shares were valued at $1.82 per share based on the closing price of the Company's common stock, as quoted on the OTCBB, for a reasonable period before and after the terms of the Asset Purchase were announced. The shares issued to CYP have not been registered under the Securities Act. Arol Wolford, the Company's President and CEO held approximately 58% of the outstanding shares of CYP's common stock and received 435,000 shares of the Company's common stock as a result of the Asset Purchase.

The following table presents the total purchase price of the Asset Purchase:


Value of ROI common stock issued                       $  1,365,000
Cash acquired                                               (54,626)
Transaction costs                                            94,536
--------------------------------------------------------------------------------

Total Purchase Price Consideration                     $  1,404,910
--------------------------------------------------------------------------------


The aggregate purchase price has been allocated based on fair values as of the date of the completion of the Asset Purchase as follows:

Receivables                                            $    325,416
Prepaid expenses                                              1,771
Property and equipment                                       11,862
Goodwill                                                    487,204
Intangible assets                                         1,037,000
Accounts payable                                            (39,079)
Accrued expenses                                            (22,210)
Deferred revenue                                           (396,195)
Other current liabilities                                      (859)
--------------------------------------------------------------------------------

                                                       $  1,404,910
--------------------------------------------------------------------------------

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SpecSource Acquisition

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

In connection with the SpecSource Asset Purchase and as consideration for substantially all of the operating assets of SpecSource, the Company issued 1,450,000 shares of the Company's common stock; entered into a non-interest bearing note payable in the amount of $533,000 payable to one of the stockholders of SpecSource; and simultaneously entered into a non-compete agreement with one of the stockholders of SpecSource in exchange for a $360,000 non-interest bearing note. Due to the uncertainty that incremental payments will be made beyond one year, no imputed interest was calculated. The shares were valued at $1.82 per share based on the closing price of the Company's common stock, as quoted on the OTCBB, for a reasonable period before and after the terms of the Asset Purchase were announced. The shares issued to SpecSource have not been registered under the Securities Act. Arol Wolford, the Company's President and CEO, holds approximately 67.6% of the outstanding shares of SpecSource common stock and will receive approximately 980,000 shares of the Company's common stock as a result of the SpecSource Asset Purchase. The notes issued are interest free and will mature in 10 years. Until maturity, payments under the note will only be required when the Company has cash, net of debt obligations exceeding $5.25 million, on its quarterly balance sheet. At any time such cash threshold is met, the Company will make a payment on the note in an amount by which the Company's cash exceeds $5 million. As a result of matters discussed in Note 19, these obligations are reflected as current liabilities.

The following table presents the total purchase price of the Asset Purchase:

Value of ROI common stock issued                       $  2,639,000
Notes issued                                                893,000
Transaction costs                                            65,171
--------------------------------------------------------------------------------

Total Purchase Price Consideration                     $  3,597,171
--------------------------------------------------------------------------------

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the SpecSource Asset Purchase as follows:

Receivables                                            $    270,364
Prepaid expenses                                             18,625
Property and equipment                                        7,710
Goodwill                                                  1,893,548
Intangible assets                                         2,158,000
Accounts payable                                           (185,694)
Accrued expenses                                            (10,466)
Deferred revenue                                           (554,916)
--------------------------------------------------------------------------------

                                                       $  3,597,171
--------------------------------------------------------------------------------

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Under the purchase method of accounting pursuant to SFAS 141, the total purchase prices as shown in the tables above were allocated to acquired entities net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired were recorded as goodwill. In accordance with the SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. In the event that the management of the Company determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The results of operations of the acquired entities have been included in ROI's results of operations from the date of the closing of the respective acquisitions.

SUPPLEMENTAL PRO-FORMA DISCLOSURES

Supplemental pro-forma disclosures of the results of operations for the year ended June 30, 2004 and 2003, as though the above acquisitions of BBN, CYP and SpecSource had been completed as of July 1, 2002, are as presented below. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on July 1, 2002.


                                                    Year Ended June 30,

                                              2004                  2003
--------------------------------------------------------------------------------

Total Revenues                           $11,182,209             $ 8,793,278
--------------------------------------------------------------------------------

Net Loss                                  (8,038,662)             (7,460,585)
--------------------------------------------------------------------------------

Basic and Diluted Loss per share         $     (0.61)            $     (0.53)
--------------------------------------------------------------------------------

EARN OUT PROVISIONS

In conjunction with certain of the Company's pre-2004 acquisitions, a total of 300,000 shares were contingently issuable based on the achievement of certain earn out provisions in then future periods. In accordance with these provisions, a total of 60,502 shares were earned by a former stockholder of Net400, Inc. during fiscal 2003. In accordance with APB 16, these shares were determined to be compensation for services and as such, the fair value of the common stock received was expensed. The remaining shares held under the Net400 earn out agreement which expired on January 31, 2003 were cancelled.

On March 25, 2003, the former majority stockholder of S.A.F.E. Systems, Inc. ("S.A.F.E.") returned 115,500 shares of the Company's issued and outstanding common stock back to the Company. The stock related to part of the original consideration received by the stockholder for the sale of S.A.F.E. to the Company. The return of stock was agreed to by the stockholder and the Company for mutual releases and covenants not to sue resulting from the original transaction.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.    ASSET ACQUISITION

On January 7, 2004, the Company purchased certain foreclosed assets of Atomic Software, Inc., ("Atomic") for approximately $1,560,000 including transaction costs of $19,595 and assumed liabilities of approximately $60,000. The purchased assets, primarily Atomic's gateway code, will complement the Company's existing GO Software product line of Windows based software payment processing solutions by now offering a completely Internet based application that can be accessed from any Internet browser and is not software dependent. This has been accounted for as an acquisition of specific assets and not as a business combination as, in accordance with Emerging Issues Task Force, EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", the definition of a business has not been met due to the lack of the necessary elements including inputs, processes and outputs. The gateway asset has also not yet been placed into service and is still undergoing further development to increase stability, scalability and adequate security in the form of the Credit Information Security Program ("CISP") audit compliance.

In connection with the purchase, the Company issued approximately 600,000 shares of its common stock for acquired foreclosed net assets of Atomic. The shares have been valued for accounting purposes at $2.50 per share based on the closing price of the Registrant's common stock, as quoted on the Over-The-Counter Bulletin Board ("OTCBB"), for a reasonable period before and after the terms of the purchase was announced. The shares issued to the former owners of Atomic have not been registered under the Securities Act of 1933, as amended (the "Securities Act").

4.    PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows at June 30:

                                                       2004            2003
--------------------------------------------------------------------------------

Computer equipment                                  $  292,282     $    203,167
Furniture and fixtures                                  80,918          206,150
Purchased software                                     759,747        1,200,482
--------------------------------------------------------------------------------

                                                     1,132,947        1,609,799
Less accumulated depreciation and amortization        (638,209)      (1,274,324)
--------------------------------------------------------------------------------

                                                    $  494,738     $    335,475
--------------------------------------------------------------------------------

Depreciation expense was approximately $264,000 and $574,000 for the years ended June 30, 2004 and 2003, respectively.

5.    GOODWILL

Changes in the carrying amount of goodwill for fiscal 2003 and 2004 by segment are as follows:

                                              Balance as of                             BALANCE AS OF
                                              June 30, 2003         Acquisitions        JUNE 30, 2004
--------------------------------------------------------------- --------------------- -------------------
Payment processing solutions                       $195,002                    -         $    195,002
Construction information systems                          -           $2,965,679            2,965,679
--------------------------------------------------------------- --------------------- -------------------

Total                                              $195,002           $2,965,679         $  3,160,681
--------------------------------------------------------------- --------------------- -------------------

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.    INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

                                           2004                                              2003
                        -------------------------------------------     ------------------------------------------------
                            COST       ACCUMULATED  NET BOOK VALUE           Cost         Accumulated    Net Book Value
                                      AMORTIZATION                                        Amortization
------------------------------------------------------------------------------------------------------------------------
Technology based            $5,285,020    $2,846,745    $2,438,275          $2,667,800      $1,723,830          $943,970
Customer related             2,332,000       422,528     1,909,472                   -               -                 -
Marketing related              840,000       153,333       686,667                   -               -                 -
------------------------------------------------------------------------------------------------------------------------

                            $8,457,020    $3,422,606    $5,034,414          $2,667,800      $1,723,830          $943,970
------------------------------------------------------------------------------------------------------------------------

Intangible  assets  are  amortized  using the  straight-line  method  over their estimated period of benefit, generally considered to be three years. Amortization expense related to purchased intangible assets was $1,698,776 and $1,123,575 for the years ended June 30, 2004 and 2003, respectively.

Estimated future amortization expense related to purchased intangible assets at June 30, 2004 is as follows:

2005                                          $1,915,505
2006                                           1,915,505
2007                                           1,203,404
--------------------------------------------------------------------------------

Total                                         $5,034,414
--------------------------------------------------------------------------------


7.    NOTES PAYABLE - RELATED PARTIES

At June 30, 2003, the Company has a note payable to a stockholder in the amount of $85,000. The note was unsecured and non-interest bearing, and was repaid during 2004.

At June 30, 2004, the Company had notes payable to a director, officers and an employee in the aggregate amount of $305,200. The notes are unsecured, bear interest at 10.00% and are due on demand.

8.    LINE OF CREDIT

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line are limited to 80% of the Company's gross eligible receivables. Advances under the line bore interest at 1.25% per month or 15.00% per year and are secured by all the assets of the Company. At June 30, 2003, no amounts had been drawn under the line of credit.

On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and will borrow another $500,000 upon the presentation to the lender of an acceptable executed letter of intent to divest of its GO Software business. The bridge loan, secured by all of

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


the Company's assets, is due at the earlier of 120 days from the first advance or upon closing the sale of the GO Software business. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month or 16.20% per year. As of June 30, 2004, $691,529 was outstanding under the line of credit (including the bridge loan feature).

On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 at that date (total of $750,000) and to provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO Software business. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.50% per month or 18.00% per year. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the proposed sale of GO Software. In the event the bridge loan is not paid in full by the due date, the Company will pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment.

On September 30, 2004, the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit on the presentation to the lender of a series of acceptable letters of intent for the proposed sale of GO.

9.    DEBT FINANCING AND ISSUANCE OF WARRANTS

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

During the first one-year measurement period ended September 17, 2002, the Company was required to sell products for the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the Referral Agreement. The Company only achieved sales and referral fees of approximately $127,000 during that period and, consequently, was required to pay approximately $98,000 in cash to the other party to satisfy the shortfall. The amount of sales and referral fees required for the next one-year measurement period ended September 17, 2003, was $375,000. The Company only achieved sales of approximately $214,000 in referral fees toward this amount and, consequently, was required to pay approximately $161,000 on October 10, 2003 to satisfy the shortfall. The remaining amount of sales and referral fees for the one year period ending September 17, 2004 amounted to $400,000. Through September 17, 2004, the Company had achieved sales of approximately $345,245 toward this final amount. The Company did not reach the $400,000 of sales in referral fees as of September 17, 2004, and consequently the Company had to pay the other party the shortfall in cash of $54,975.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The other party has also received vested and exercisable warrants to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. These warrants are antidilutive because of the default provisions above. As a result, $1,000,000 was recorded as representative of the value of the warrants sold as paid in capital. In accordance with APB 14, the Company recorded a debt discount for the value of the warrants (limited to proceeds of $1,000,000 in accordance with EITF 00-27). In periods beyond September 17, 2001, the debt discount will be ratably charged to income over the three-year life of the agreement. This amounts to an $83,333 non-cash charge per quarter and $333,333 for each of the years ended June 30, 2004 and 2003.

10.   ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30:

                                                       2004             2003
--------------------------------------------------------------------------------

Compensation                                     $  949,929         $549,293
Consulting fees and other                           231,263          178,738
Sales tax                                            60,949           77,003
--------------------------------------------------------------------------------

                                                 $1,242,141         $805,034
--------------------------------------------------------------------------------

11.   PRIVATE PLACEMENTS

On October 29, 2003, the Company completed a private placement of its common stock and warrants in the amount of $643,000. The Company issued 378,236 shares of common stock at a purchase price of $1.70 per share and warrants to purchase 378,236 shares of common stock at an exercise price of $2.50 per share. Participants in the private placement included Arol Wolford, the Company's President and CEO, who purchased 103,000 shares and received a warrant to purchase 103,000 shares of common stock, and John McRoberts, a director of the Company, who purchased 100,000 shares and received a warrant to purchase 100,000 shares of common stock. The Company has agreed to register the common stock issued in the private placement after one year if the shares cannot then be sold without registration or within six months after the Company's common stock becomes accepted for listing on the NASDAQ Small Cap or National Markets.

On March 15, 2004, the Company completed a private placement of its common stock in the amount of $1,750,000. The Company issued 875,000 unregistered shares of common stock at a purchase price of $2.00 per share. The company utilized a registered broker dealer as a selling agent for a portion of the transaction and incurred fees in the amount of $104,000. The Company provided piggy-back registration rights to all the participants in the private placement.

On June 22, 2004, the Company completed a private placement of its common stock in the amount of $575,000. The Company issued 287,500 unregistered shares of common stock at a purchase price of $2.00 per share. The Company provided piggy-back registration rights to all the participants in the private placement.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


12.   STOCK OPTIONS, WARRANTS AND OTHER EQUITY

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

Information regarding the option plans are as follows:

                                                 2004                                 2003
-----------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED                             Weighted
                                                           AVERAGE                              Average
                                                          EXERCISE                             Exercise
                                          SHARES             PRICE             Shares             Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year         1,244,217             $1.66            261,342              $3.88
   Granted                               652,000              1.95          1,045,000               1.34
   Exercised                                   -                 -                  -                 -
   Forfeited                            (132,300)             3.03            (62,125)              5.53
-----------------------------------------------------------------------------------------------------------------------

Outstanding, end of year               1,763,917             $1.67          1,244,217              $1.66
-----------------------------------------------------------------------------------------------------------------------

Exercisable, end of year                 764,917                              194,317
-----------------------------------------------------------------------------------------------------------------------

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table summarizes information about the Company's outstanding stock options as of June 30, 2004.

----------------------------------------------------------------------------------------------------------------
                        Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------------------------------------------------
                                  Weighted-Average
                                    Remaining         Weighted                                       Weighted
                       Number      Contractual        Average                                        Average
Range of Exercise   Outstanding        Life           Exercise       Number Exercisable at           Exercise
      Price         at June 30,                        Price             June 30, 2004                Price
                        2004
----------------------------------------------------------------------------------------------------------------
                                     (years)
 $ 1.00 - $1.70        1,164,667       7.2           $ 1.29                658,667                     $ 1.01
 $ 2.00 - $2.50          498,000       5.6             2.20                  5,000                       2.00
 $ 3.00 - $5.00          101,250       1.7             3.36                101,250                       3.36
----------------------------------------------------------------------------------------------------------------
                       1,763,917       6.4           $ 1.67                764,917                     $ 1.32
----------------------------------------------------------------------------------------------------------------

WARRANTS

In conjunction with the Company's original private placement, warrants to purchase common stock were issued to several parties. These warrants were issued as a direct incentive to complete a successful offering. In total, 856,664 warrants were issued on or prior to August 10, 2000, they were immediately vested and exercisable at exercise prices ranging from $.30 to $3.00 per share and will expire in 2005. At June 30, 2004, 706,664 of these warrants were outstanding.

As mentioned in Note 8 above, during 2004 the Company issued warrants to purchase 37,500 shares of common stock at an exercise price of $2.00 per share in connection with the renewal of the Company's line of credit. The fair value of these warrants, which amounted to $64,459, was charged to interest expense.

As mentioned in Note 9 above, the Company entered into a "Referral and Reseller" agreement with an unrelated party on September 17, 2001. As part of this agreement, the other party received vested and exercisable warrants to purchase an aggregate of $5,000,000 in shares at $4 per share during the first year of the agreement and $5 per share subsequent to that date. The right to exercise these warrants expired on September 17, 2004

As mentioned in Note 11 above, during 2004 the Company issued warrants to purchase 378,236 shares of common stock at an exercise price of $2.50 per share in connection with a private placement of Common Stock.

During 2004, the Company issued warrants to purchase an aggregate of 115,000 shares of common stock at an exercise price of $2.50 to various consultants. The fair value of these warrants, which amounted to $115,761, was charged to general and administrative expense.

OTHER

In conjunction with a reverse merger on August 10, 2000, with Net/Tech International, Inc. ("NTTI"), a total of 3,765,930 shares of common stock were placed in escrow in the names of two officers of the Company and one director. At that time, the Company entered into an escrow agreement with three current members of its Board of Directors, Charles McRoberts, John McRoberts and Charles Pecchio, Jr. The escrow agreement provided that approximately 3,765,930 shares of the Company's common stock would be held in escrow for release to these directors (i) when certain financial milestones are reached, or (ii) upon a change of control. While these shares were held in escrow, the directors exercised voting rights with respect to the escrowed shares. However, the Company's management analyzed the directors' ownership of the Company's shares in the escrow account and concluded that having approximately 33% of the outstanding common stock in escrow was not conducive to the Company's strategic plans.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Accordingly, on October 29, 2003, a settlement was reached with the three directors, providing for a release of 750,000 of the escrowed shares on a pro rata basis to the three directors based on their ownership interests, with an additional 168,754 shares to remain in escrow through October 2006, to be released to Mr. Pecchio, the Chairman of the Board, if the trading price of the Company's common stock reaches and maintains certain price targets. None of these targets were met in 2004. Under the terms of the escrow settlement agreement, the remaining 2,847,176 shares were forfeited by the directors back to the Company and were placed in the treasury. The release of the 750,000 shares did not result in any stock based compensation as the previously escrowed shares in total represented their proportionate interests in the Company at the time of its reverse merger in 2000.

13.  INCOME TAXES

Provisions for Federal and state income taxes in the statements of operations consist of the following:

Years Ending June 30,                                    2004            2003
--------------------------------------------------------------------------------

Deferred Federal income tax benefit               $(2,123,100)    $(1,410,900)
Deferred state income tax benefit, net
   of Federal tax benefit                            (374,700)       (248,900)
Change in valuation allowance                       2,497,800       1,659,800
--------------------------------------------------------------------------------

                                                  $         -     $         -
--------------------------------------------------------------------------------

As of June 30, 2004 and 2003, deferred tax assets comprised the following:

Years ended June 30,                                    2004            2003
--------------------------------------------------------------------------------

DEFERRED TAX ASSETS

Net operating loss
   carry-forwards - Federal                       $ 5,885,200     $ 4,106,100

Net operating loss
   carry-forwards - state                           1,038,600         724,600

Non cash compensation
   not currently deductible                            33,000          31,200

Intangible assets                                     722,300         370,500

Reserves not currently
   deductible                                         159,300         108,200
--------------------------------------------------------------------------------

Total deferred tax asset                            7,838,400       5,340,600
Valuation allowance                                (7,838,400)     (5,340,600)
--------------------------------------------------------------------------------

                                                  $         -     $        -
--------------------------------------------------------------------------------

The Company has net operating loss carry-forwards available to reduce future taxable income, if any, of approximately $17,310,000 for Federal and state tax purposes. The benefits from these carry-forwards expire through 2024. As of June 30, 2004, management believes it cannot be determined that it is more likely than not that these carry-forwards and its other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets. Other than the effect of state income taxes and the change in the valuation allowance, the differences between the effective income tax rate and statutory income tax rates are not material.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.  CHANGE IN ACCOUNTING ESTIMATE

In conjunction with the implementation of SFAS No. 142, and in connection with the Company's annual evaluation of the remaining useful lives of its fixed and intangible assets, management determined during the year ended June 30, 2003, that the estimated useful lives of such assets should be reduced from approximately five to seven years to approximately three to five years.
Management considered various factors including industry standards and the condition of the underlying assets. This change in accounting estimate resulted in additional depreciation and amortization expense of $62,005 and $396,128, respectively, and in the aggregate increased basic and diluted net loss applicable to common stockholders by $0.04 per share for the year ended June 30, 2003.

15.  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

As of June 30, 2004 the Company's net accounts receivable were approximately $1,453,265. During 2004 no sales to individual customers exceeded 5% of total revenues. The Company believes any risk of accounting loss is significantly reduced due to provision considered at the date of sale for returns and allowances and ongoing credit evaluations of its customers' financial condition as deemed necessary. The Company generally does not require cash collateral or other security to support customer receivables.

16.  COMMITMENTS

The Company leases office facilities and certain equipment under non-cancellable operating leases having original terms ranging from one to five years. Approximate future minimum rent payments, by year and in the aggregate, under non-cancellable operating leases with remaining terms of more than one year are as follows:

       Year                        Operating
----------------------------------------------------------------

       2005                       $  751,005
       2006                          391,218
       2007                           96,313
       2008                           64,641
       2009                           40,475
----------------------------------------------------------------

       Total                      $1,343,652
----------------------------------------------------------------

Rent expense relating to these operating leases was approximately $581,000 and $433,000 for 2004 and 2003, respectively.

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.   PENSION PLAN

The Company adopted a 401(k) retirement plan on March 9, 1998. The plan covers all employees who are at least 21 years of age with one or more years of service. The Company currently makes a discretionary matching contribution of 50% of the employee's contributions elected as a salary deferral by eligible employees, up to 7.5% of each employee's salary. Prior to June 2003, the Company made discretionary matching contributions of 25% of the employee's contributions elected as a salary deferral by eligible employees, up to 15% of each employee's salary. The Company's matching contributions for the years ended June 30, 2004 and 2003 were approximately $126,158 and $112,108, respectively.

18.   SEGMENTS

Based on the quantitative thresholds specified in SFAS No. 131, in the year ended June 30, 2004, the Company has determined that it has two reportable segments: payment processing solutions and construction information solutions. The construction information business develops and markets building product information solutions for the construction industry while the payment processing software business develops and markets software and services for credit card, debit card and check transaction processing.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. The Company's chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not allocable to any individual segment are corporate assets, which are primarily comprised of receivables, prepaid expenses and property and equipment.

Summary information by segment follows:


-------------------------------------- ------------------  ------------------ -------------------- --------------------
                                            Payment          Construction
Year ended June 30, 2004                  Processing          Information          Corporate
                                           Solutions           Solutions           and Other              Total
-------------------------------------- ------------------  ------------------ -------------------- --------------------
Total revenue                              $9,418,257           $1,167,777          $        -        $10,586,034
Depreciation and amortization               1,095,239              813,314              54,584          1,963,137
Net income (loss)                             196,350           (4,171,403)         (2,022,699)        (5,997,752)
Goodwill                                      195,002            2,965,679                   -          3,160,681
Total assets                                3,401,754            8,108,973             318,082         11,828,809

                                            Payment           Construction
Year ended June 30, 2003                   Processing         Information          Corporate
                                           Solutions           Solutions           and Other              Total
-------------------------------------- ------------------- ------------------- -------------------  -------------------
Total revenue                              $7,861,262           $        -          $        -        $ 7,861,262
Depreciation and amortization               1,348,551                8,946             340,380          1,697,877
Net loss                                     (599,629)            (283,261)         (2,252,285)        (3,135,175)
Goodwill                                      195,002                    -                   -            195,002
Total assets                                2,536,894              106,405             122,215          2,765,514

19.   SUBSEQUENT EVENTS

Proposed Divestiture of GO

On September 27, 2004, the Company announced that it has retained an advisor to assist in a proposed divestiture of GO. The proposed divestiture is part of ROI's new business strategy to focus on its construction information product offerings through Tectonic.

Historically, ROI has functioned as a holding company with businesses in both the payment processing and, more recently, the construction information industries. These industries are unrelated and are not synergistic in nature. Management has determined that the Company's future prospects would be greatly enhanced by focusing on the construction information industry rather than the payment processing industry. While GO has achieved success under ROI, achieving revenue growth and becoming a market leader, management has recognized that competitors in the payment processing industry have much greater financial resources than ROI and that the continued success of GO would be put at risk due to the undercapitalization of ROI. Thus, it is in the best interests of the Company and its stockholders that the Company pursue a path where it believes the odds of future success are greatly improved. The construction information industry is a highly fragmented industry with numerous opportunities for growth and service needs that are yet unserved by the marketplace. By divesting of GO, the Company will greatly improve its liquidity. Management believes that this improved liquidity position will provide an opportunity for our executive management team to focus on an industry where they have the most experience.

ROI has received a number of offers for the sale of GO Software and intends to complete the proposed divestiture as soon as practicable, subject to negotiation of a definitive agreement, receipt of stockholder approval and satisfaction of all other conditions precedent.

Financings

As discussed in Note 8, on August 2, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to borrow an additional $250,000 at that date (total of $750,000) and to provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable executed letter of intent to divest of its GO Software business. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.50% per month or 18.00% per year. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the proposed sale of GO Software. In the event the bridge loan is not paid in full by the due date, the Company will pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment.

On September 30, 2004, the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit on the presentation to the lender of a series of acceptable letters of intent for the sale of GO.

On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes, held by an investment company. The notes are secured by a junior lien on substantially all of the tangible and intangible assets of the Company. The notes bear interest at an effective rate of 19.00% per annum, and are due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes have a

                                                RETURN ON INVESTMENT CORPORATION
                                                                AND SUBSIDIARIES
                                                           D/B/A ROI CORPORATION

                                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


conversion feature, and contain some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the lender to purchase 500,000 shares of common stock at a price of $1.52 per share to the holder of the notes. The conversion feature allows holders of these notes to participate in any of the Company's future financings, other then one involving only debt and debt securities, by converting the notes into securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and has secured that guaranty with a first-priority security interest in all the shares of the Company which he owns.

While no absolute assurances can be given, the Company believes that its liquidity as funded by its operations and financing activities in conjunction with the proposed divestiture of GO will be sufficient for it to continue as a going concern for the next year. Should the timing of the proposed divestiture be significantly delayed, the Company will need to adjust its business plan to address any cash flow needs at that time.