Form 10QSB
period 2004-09-30
RETURN ON INVESTMENT CORP
filed 2004-11-15
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                                    000-33279
                                -----------------
                             Commission File Number

                        RETURN ON INVESTMENT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

DELAWARE                                                              22-3038309
-----------------------                                         ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

                                 Yes [X] No [ ]

The registrant had 13,867,054 shares of common stock outstanding as of October 27, 2004.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              September 30, 2004 (unaudited) and June 30, 2004

              Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2004 and 2003

              Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2004 and 2003

              Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis or Plan of Operations

      Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2004; the consolidated statements of operations for the three months ended September 30, 2004 and September 30, 2003; and the consolidated statements of cash flows for the three months ended September 30, 2004 and September 30, 2003 have been prepared without audit. The consolidated balance sheet as of June 30, 2004 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, [although the Company believes that the disclosures herein are adequate to make the information presented not misleading]. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filed on October 12, 2004.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   Sept. 30,         June 30,
                                                     2004              2004
                                                 (Unaudited)

ASSETS

CURRENT ASSETS

  Cash and Cash Equivalents                      $    937,311      $    223,333
  Accounts Receivable, Net                          1,445,372         1,453,265
  Other                                               369,466           386,249
                                                 ------------      ------------
Total Current Assets                                2,752,149         2,062,847

Property and Equipment, Net                           764,129           494,738
Goodwill, Intangibles and Other, Net                7,845,764         8,195,095
                                                 ------------      ------------
                                                 $ 11,362,042      $ 10,752,680
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                               $  1,000,463      $  1,185,951
  Accrued Expenses                                  1,170,377         1,242,141
  Deferred Revenue                                  1,857,930         1,766,625
  Line of Credit, net
     of unamortized discount                        1,846,394           691,529
  Note Payable - Related Parties                      375,200           305,200
  Notes Payable, net
     of unamortized discount                        1,939,201           893,000
  Other financing, net
      of unamortized discount                              --           316,672
                                                 ------------      ------------
Total Current Liabilities                           8,189,565         6,401,118
                                                 ------------      ------------


SHAREHOLDERS' EQUITY
  Common Stock $.01 Par Value
    25,000,000 Shares Authorized;
    13,867,054 and 13,717,054 Shares
    Issued and Outstanding                            138,671           137,170
  Additional Paid-in Capital                       21,970,517        21,287,863
  Accumulated Deficit                             (18,936,711)      (17,073,471)
                                                 ------------      ------------

Total Shareholders' Equity                          3,172,477         4,351,562
                                                 ------------      ------------
                                                 $ 11,362,042      $ 10,752,680
                                                 ============      ============


See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                       Three Months Ended
                                                   Sept. 30,         Sept. 30,
                                                     2004              2003
                                                 ------------      ------------
Revenues

  License Fees                                   $  2,047,030      $  1,821,990
  Support and Update Services                         670,136           477,262
  Consulting Fees                                     150,038            64,738
  Advertising Revenue                                 306,235                --
                                                 ------------      ------------
Total Revenues                                      3,173,439         2,363,990
                                                 ------------      ------------

Expenses
  Cost of Revenues                                    124,724           154,607
  General and Administrative                        2,592,610         1,262,911
  Sales and Marketing                               1,236,771           594,921
  Research and Development                            255,391           271,778
  Depreciation and Amortization                       425,259           352,728
                                                 ------------      ------------
Total Operating Expenses                            4,634,755         2,636,945
                                                 ------------      ------------

Operating Loss                                     (1,461,316)         (272,955)

  Net Interest Expense                               (401,924)          (83,775)
                                                 ------------      ------------
Net Loss                                         $ (1,863,240)     $   (356,730)
                                                 ============      ============

Basic and Diluted Loss
  per Common Share                               $       (.13)     $       (.03)
                                                 ============      ============


Basic and Diluted Weighted - Average
Common Shares
   Outstanding                                     13,823,032        11,323,494
                                                 ============      ============


See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                        Three Months Ended
                                                     Sept. 30,       Sept. 30,
                                                       2004            2003
                                                   ------------    ------------
Operating Activities
  Net Loss                                         $ (1,863,240)   $   (356,730)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
     Interest Accretion on Warrants                     256,730          83,333
     Depreciation and
     Amortization                                       425,259         352,728
     Non-cash referral fees                            (345,030)       (213,767)
  Changes in Operating
   Assets and Liabilities                              (141,271)        (66,354)
                                                   ------------    ------------
Net Cash Used in
Operating Activities                                 (1,667,552)       (200,790)
                                                   ------------    ------------
Net Cash Used in
  Investing Activities                                 (345,319)       (144,082)
                                                   ------------    ------------
Net Cash Provided by
  Financing Activities                                2,726,849         382,605
                                                   ------------    ------------

Net Increase in Cash                                    713,978          37,733
Cash, Beginning of Period                               223,333         347,339
                                                   ------------    ------------
Cash, End of Period                                $    937,311    $    385,072
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Return On Investment Corporation d/b/a ROI Corporation ("ROI" or the "Company") has two primary operating subsidiaries. Tectonic Solutions, Inc. ("Tectonic" or "Tectonic Network") which develops and markets building product information solutions for the construction industry including i) printed directories, ii) a searchable online building product information database, iii) an online studio for the search, visualization and selection of carpet, paint and other textiles and iv) customized web based solutions for organizing building product manufacturer databases for easier search and selection.

GO Software, Inc. subsidiary ("GO" or "GO Software") which currently develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux. GO recently purchased an Internet gateway solution which will allow GO to offer a secure, scalable Internet only solution in the form of an application service provider model.

Proposed Divestiture of GO

On September 27, 2004, the Company announced that it has retained an advisor to assist in a proposed divestiture of GO. The proposed divestiture is part of ROI's new business strategy to focus on its construction information product offerings through Tectonic.

Historically, ROI has functioned as a holding company with businesses in both the payment processing and, more recently, the construction information industries. These industries are unrelated and are not synergistic in nature. Management has determined that the Company's future prospects would be greatly enhanced by focusing on the construction information industry rather than the payment processing industry. While GO has achieved success under ROI, achieving revenue growth and becoming a market leader, management has recognized that competitors in the payment processing industry have much greater financial resources than ROI and that the continued success of GO would be put at risk due to the undercapitalization of ROI. Thus, it is in the best interests of the Company and its stockholders that the Company pursue a path where management believes the odds of future success are greatly improved. The construction information industry is a highly fragmented industry with numerous opportunities for growth and service needs that are yet unserved by the marketplace. By divesting of GO, the Company will improve its liquidity. Management believes that this improved liquidity position will provide an opportunity for our executive management team to focus on an industry where they have the most experience.

ROI has received a number of offers for the sale of GO Software and intends to complete the proposed divestiture as soon as practicable, subject to negotiation of a definitive agreement, receipt of stockholder approval, if required, and satisfaction of all other conditions precedent.

Historically, all of the Company's operating income and substantially all of its operating cash flow has been generated by the GO operations. Tectonic is in an early stage of its development and has not been able to generate sufficient cash for its operations. Management believes that the proceeds received from the anticipated sale of GO will provide the Company with sufficient cash to operate for the next 12 months. Additionally, certain board members have formally committed to infuse the Company with up to $1,000,000 on an as needed basis for working capital purposes through September 30, 2005. At this time, we have no other available credit lines or other loan facilities in place. While the Company will incur penalties under certain of the current outstanding indebtedness if not paid by the due date, management believes that it will be able to refinance such debt if needed given its current progress toward the proposed sale of GO. If the Company is unable to sell GO in a timely manner, the Company may need to raise additional capital from outside sources either through the incurrence of additional indebtedness or the sale of equity. If the Company is unable to raise additional capital and secure adequate liquidity as described above, the operations of the Company could be materially impaired. In this regard, the Company would have to take immediate action to reduce costs, which may include headcount and salary reductions, cessation of all research and development efforts and the implementation of other short-term programs in an effort to increase cash flow, including the curtailment of currently unprofitable lines of business.

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

Condensed Footnotes

As contemplated by the Securities and Exchange Commission (the "SEC") instructions to Form 10-QSB, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company's year-end financial statements and notes thereto contained in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, as filed with the SEC.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 30, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Revenue Recognition

The Company recognizes revenues from licenses of computer software once (i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. In cases of future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization and requirements to provide additional products in the future and to port products to new platforms. Contracts that require significant software customization are accounted for on the percentage of completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

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

The historical rate of product returns for the Company's software products is negligible. Further, the Company did not have any transactions during the periods ended September 30, 2004 or 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues are generated from professional consulting and training services and are recognized when the services are performed or if part of a medium term consulting agreement, than according to percentage of completion basis.

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

Net Loss Per Share

Net loss available to common stockholders per share is presented in accordance with SFAS No. 128, "Earnings Per Share". Basic and diluted net loss available to common stockholders per share is based on the weighted average number of shares of common stock outstanding during the period. In periods in which they have a dilutive effect, common shares contingently issuable and those issuable upon exercise of stock options and warrants will be included in the diluted earnings per share calculation. As a result of the net losses incurred in the periods ended September 30, 2004 and 2003, the following common shares were antidilutive and accordingly, were excluded from the computation of loss per share:

                                          Sept. 30,      Sept. 30,
                                            2004           2003
                                         ----------     ----------

      Stock Options                       1,675,917      1,236,317
      Warrants                            1,664,900      1,866,664
                                         ----------     ----------
                                          3,340,817      3,102,981
                                         ==========     ==========

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation.

Note 2. Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company presents the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment to SFAS 123." SFAS No. 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS No. 123 had been adopted.

Based on the additional disclosure requirements of SFAS No. 148, the following illustrates the assumptions and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123.

Three Months Ending September 30,

                                                       2004            2003
                                                   ------------    ------------
Net loss, applicable to common stockholders,
as reported                                        $ (1,863,240)   $   (356,730)

Add stock-based employee compensation expense
included in reported net earnings                             --              --

Less total stock-based employee compensation
expense determined under fair value based
methods for all awards                                 (104,746)       (130,690)
                                                   ------------    ------------
Pro forma                                          $ (1,967,986)   $   (487,420)
                                                   ============    ============

Basic and diluted loss per
         share, as reported                        $      (0.13)   $      (0.03)

Pro forma                                          $      (0.14)   $      (0.04)
                                                   ============    ============

Note 3. Line of Credit

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line are limited to 80% of the Company's gross eligible receivables. Advances under the line initially bore interest at 1.25% per month or 15.00% per year and are secured by all the assets of the Company. On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and was able to borrow another $500,000 upon the presentation to the lender of an acceptable executed letter of intent to divest of its GO Software business. The bridge loan, secured by all of the Company's assets, is due at the earlier of 120 days from the first advance or upon closing the sale of the GO Software business. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month or 16.20% per year.

On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 at that date (total of $750,000) and to provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO Software business. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.50% per month or 18.00% per year. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the proposed sale of GO Software. In the event the bridge loan was not paid in full by the due date, the Company was to pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment. On September 30, 2004, the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit on the presentation to the lender of a series of acceptable letters of intent for the proposed sale of GO. In conjunction with this financing, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share. The fair value of these warrants amounted to $24,329 and was accounted for as a discount to the debt. The discount is being accreted to interest expense over the initial term of the underlying debt. The term expires on November 27, 2004. The amount of discount accreted during the quarter ended September 30, 2004 amounted to $12,370 and it is expected that $11,959 will be accreted during the quarter ended December 31, 2004. As of September 30, 2004, $1,858,352 was outstanding under the line of credit (including the bridge loan).

On November 12, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to extend its bridge loan payment due date to the earlier of December 31, 2004 or the date of the closing of the proposed sale of GO Software, provided, that if the Company executes a definitive agreement for the sale of GO Software by November 30, 2004, then the extension date for the final loan payment will be extended to January 31, 2005. The final bridge loan payment will include all outstanding principal and accrued interest on the loan. In addition, the weekly success fee element of the bridge loan was modified so that the Company will make a payment of $75,000 to the lender if the Company repays the loan by December 31, 2004 or $170,000 if the Company repays the loan by January 31, 2005.

Note 4. Senior Secured Convertible Notes

On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes issued in a private placement. The notes are secured by a second priority lien on substantially all of the tangible and intangible assets of the Company and are presented in the line item "Notes Payable, net of unamortized discount" in current liabilities. The notes bear interest at an effective rate of 19.00% per annum, and are due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes have a conversion feature, and contain some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders and the finder to purchase 500,000 shares of common stock at a price of $1.52 per share and 50,000 shares of common stock at $3.50 per share, respectively. The fair value of these warrants amounted to $614,825 and was accounted for as a discount to the debt. The discount is being accreted to interest expense over the initial term of the underlying debt. The term expires on February 28, 2005. The amount of discount accreted during the quarter ended September 30, 2004 amounted to $161,026 and it is expected that $336,690 and $117,110 will be accreted during the quarters ended December 31, 2004 and March 31, 2005, respectively. The notes allow holders to participate in any of the Company's future financings, unless the financing involves only debt and debt securities, by converting the notes into the securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and has secured that guaranty with a first-priority security interest in all the shares of the Company that he owns.

On November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement to the existing noteholders. These additional notes are also secured by a junior lien on substantially all of the tangible and intangible assets of the Company. These notes required a prepaid interest amount of $45,000, and are due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes have a conversion feature, and contain some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share. The noteholders were also granted registration rights on all existing warrants held by them. The conversion feature allows holders of these notes to participate in any of the Company's future financings, other then one involving only debt and debt securities, by converting the notes into securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed an amended Guaranty, Pledge and Security Agreement whereby Mr. Wolford again agreed to guaranty payment of the notes and has secured that guaranty with a first-priority security interest in all the shares of the Company which he owns.

Note 5. Segment Information

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

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, as filed with the SEC. The Company's chief operating decision maker evaluates the performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not allocable to any individual segment are corporate assets, which are primarily comprised of receivables, prepaid expenses and property and equipment.

Summary information by segment follows:

--------------------------------------------------------------------------------
                        Payment     Construction
Three months ended    Processing    Information      Corporate
September 30, 2004    Solutions      Solutions       and Other         Total
--------------------------------------------------------------------------------
Total revenue       $  2,749,835   $    423,604    $         --    $  3,173,439

Depreciation and
amortization              52,664        370,092           2,503         425,259

Net income (loss)        498,169     (1,519,843)       (841,566)     (1,863,240)

Goodwill                 195,002      2,965,679              --       3,160,681

Total assets        $  3,351,481   $  6,786,903    $  1,223,658    $ 11,362,042


--------------------------------------------------------------------------------
                        Payment     Construction
Three months ended    Processing    Information      Corporate
September 30, 2003    Solutions      Solutions       and Other         Total
--------------------------------------------------------------------------------
Total revenue       $  2,363,990   $         --    $         --    $  2,363,990

Depreciation and
amortization             306,573          9,364          36,791         352,728

Net loss                 296,264       (231,776)       (421,218)       (356,730)

Goodwill                 195,002             --              --         195,002

Total assets        $  1,975,891   $    108,560    $    484,136    $  2,568,587

Note 6. Legal Proceedings

The Company filed an action against UniComp, Inc. ("UniComp") in May 2002 in the Superior Court of Cherokee County, Georgia, alleging breach of a promissory note and seeking attorneys' fees. The Complaint alleges that UniComp failed to pay $500,000, plus interest, due to the Company by October 2001 under a promissory note duly executed by UniComp. UniComp filed an answer and counterclaims in August 2002 denying liability. Defendant's counterclaims allege misappropriation of trade secrets and confidential information, violation of fiduciary duties, conversion, tortious interference with contractual and business relationships, and seek punitive damages.

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

Note 7. Subsequent Events

As discussed in Note 4, on November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement to existing noteholders. These additional notes are also secured by a junior lien on substantially all of the tangible and intangible assets of the Company. These notes required a prepaid interest amount of $45,000, and are due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes have a conversion feature, and contain some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share. The noteholders were also granted registration rights on all existing warrants held by them. The conversion feature allows holders of these notes to participate in any of the Company's future financings, other then one involving only debt and debt securities, by converting the notes into securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed an amended Guaranty, Pledge and Security Agreement whereby Mr. Wolford again agreed to guaranty payment of the notes and has secured that guaranty with a first-priority security interest in all the shares of the Company which he owns.

As discussed in Note 3, on November 12, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to extend its bridge loan payment due date to the earlier of December 31, 2004 or the date of the closing of the proposed sale of GO Software, provided, that if the Company executes a definitive agreement for the sale of GO Software by November 30, 2004, then the extension date for the final loan payment will be extended to January 31, 2005. The final bridge loan payment will include all outstanding principal and accrued interest on the loan. In addition, the success fee element of the bridge loan was modified so that the Company will make a payment of $75,000 to the lender if the Company repays the loan by December 31, 2004 or $170,000 if the Company repays the loan by January 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions, cash requirements and expectations relating to the sale of GO are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to changes in technology or customer preferences, changes in our pricing or that of our competitors, our ability to manage growth, our failure to divest of GO as currently planned on terms favorable to the Company or at all or the failure of our business plan to focus on our construction information business. All of the above factors constitute significant risks to our Company. As a result, our actual results may vary materially from our expectations. More information about these and other risks relevant to our Company are described in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB.

Overview

The Company currently has two primary operating subsidiaries: (i) Tectonic Solutions, Inc. ("Tectonic" or Tectonic Network") which develops and markets building product information solutions for the construction industry, including printed directories, a searchable online building product information database, an online studio for the search, visualization and selection of carpet, paint and other textiles and customized web based solutions for organizing building product manufacturer databases for easier search and selection and (ii) GO Software, Inc. ("GO" or "GO Software") which currently develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux and will soon begin offering, a secure, scalable Internet only solution in the form of an application service provider model.

On September 27, 2004, the Company announced that it has retained an advisor to assist in a proposed divestiture of GO. The proposed divestiture is part of ROI's new business strategy to focus on its construction information product offerings through Tectonic. The Company has received a number of offers for the sale of GO and intends to divest GO as soon as practicable, subject to negotiation of a definitive agreement, receipt of stockholder approval, if required, and satisfaction of all other conditions precedent. This management's discussion and analysis contains a discussion of the historical operations of the Company including the financial results of both subsidiaries of the Company on a consolidated basis. We expect that in light of the proposed divestiture, GO will qualify for treatment as a discontinued operation in future reporting periods. Currently the ongoing operations of GO and the operations of Tectonic are consolidated with all of the other existing subsidiaries and ROI.

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

The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers, and the effectiveness of the Company's sales force and alliance partners. The Company does not have a material backlog of unfilled software orders, and product and consulting revenue in any quarter is substantially dependent upon orders received during that quarter although Tectonic continues to sign many two and three year contracts. At September 30, 2004, Tectonic had signed but unbilled two and three year contracts under which payments to Tectonic will equal approximately $1,586,345. This amount is in addition to approximately $1,967,680 in deferred revenue included on the balance sheet at September 30, 2004 for both Tectonic and GO. Customers invoiced by the Company are generally granted 30 day terms. Operating expenses are based on anticipated revenue levels and are relatively fixed over the short term. Variations in the timing of generation of revenues may therefore cause significant fluctuations in operating results from one quarter to the next. Fluctuations in operating results may result in volatility in the price of the Company's common stock. The Company's operating results may fluctuate significantly as a result of these factors, many of which are beyond the control of the Company's management.

Revenues

The Company had total revenues of $3,173,439 during the quarter ended September 30, 2004 compared to $2,363,990 during the quarter ended September 30, 2003. Total revenues increased by $809,449 or 34.2% from 2003 to 2004. The increase was partially due to the Company's new Tectonic subsidiary, which had total revenues of $423,604 during the quarter ended September 30, 2004. Tectonic had no revenues during the quarter ended September 30, 2003. The remaining increase of $385,845 was a result of increases within GO's operations, primarily the result of additional PCCharge sales as GO continues to sign up additional resellers and distributors and as the growth in this product line continues. Annual support and update service revenue at GO also experienced increased growth as the customer base for this support continues to increase.

License fee revenue received by GO continues to be the primary source of revenue, generating 64.5% of total revenues during the quarter ended September 30, 2004, compared to 77.1% during the quarter ended September 30, 2003. License fee revenue increased by $225,040 or 12.4% from 2003 to 2004 and primarily represents continued growth of GO's lower end PCCharge product suite as GO continues to sign up additional resellers and distributors and as the growth in this product line continues. GO recently implemented a 10% price increase on its PCCharge product line although the benefits of this will only be experienced in future periods. GO however continues to have lower prices than its major competitor.

Support and update services provided by GO comprised 21.1% of sales during the quarter ended September 30, 2004, compared to 20.2% during the quarter ended September 30, 2003. Support and update services increased by $192,874 or 40.4% from 2003 to 2004. Support and update services increases are generated by providing technical support on continued sales of software licenses and the retention of our existing customers. GO offers various forms of support to its customers including telephone support, on-site support, online and e-mail inquiry. In addition, the customer base continues to grow and with GO recently surpassing the 150,000 mark of unique licenses sold, the number of customers requiring annual support continues to increase.

Advertising revenues were $306,235 during the quarter ended September 30, 2004, or 9.6% of total revenue. There were no advertising revenues earned during the quarter ended September 30, 2003. Advertising revenues were earned by Tectonic commencing during the quarter ended December 31, 2003. In periods subsequent to the proposed sale of GO, we expect that directory advertising revenues will become a larger portion of total revenue.

Consulting fee revenue comprised 4.7% of sales during the quarter ended September 30, 2004 compared to 2.7% during the quarter ended September 30, 2003. Consulting fee revenue increased by $85,300 or 131.8% from 2003 to 2004 and was primarily due to fiscal 2004 consulting fee revenues earned by Tectonic for customized website development. There were no consulting fee revenues earned by Tectonic in the prior year corresponding quarter. In periods subsequent to the proposed sale of GO, we believe consulting revenues will become the largest component of total revenues earned by Tectonic because the consulting services have a higher price point than advertising offerings.

Cost of Revenues

Cost of revenues of $124,724 during the quarter ended September 30, 2004 and $154,607 during the quarter ended September 30, 2003 represented approximately 3.9% of 2004 quarter revenues and 6.5% of 2003 quarter revenues. Cost of revenues decreased by $29,883 or 19.3%, from 2003 to 2004, primarily as a result of the timing of purchases of supplies included in the cost of revenues component for GOSoftware. Tectonic commenced operations in March 2003, but did not have any cost of sales until fiscal 2004. Cost of revenues at GO represented 4.5% of revenues during the quarter ended September 30, 2004 and 6.5% during the quarter ended September 30, 2003. Cost of revenues is comprised of printing and distribution costs for the Tectonic print directories and the costs of shipping, product manuals and shipping materials for shrink wrap software distributed by GO.

General and Administrative Expenses

General and administrative expenses of $2,592,601 during the quarter ended September 30, 2004 and $1,262,911 during the quarter ended September 30, 2003 represented approximately 81.7% of 2004 quarter revenues and 53.4% of 2003 quarter revenues. General and administrative expenses increased by $1,329,699 or 105.3%, from 2003 to 2004. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs including the operation of customer call centers. In addition, substantial professional fees associated with SEC filings and reporting as well as legal, insurance and accounting charges and facility costs for various property rentals are included as part of this cost. The increase in general and administrative expense over the prior fiscal year is primarily a result of Tectonic's newly acquired businesses, including the costs associated with the integration of the various acquisitions under a unified management team. General and administrative costs incurred by Tectonic were $882,196 during the quarter ended September 30, 2004. The Company continuously reassesses its level of expenditure to eliminate costs inconsistent with the expansion of our core competency in construction information. In subsequent periods, Tectonic's general and administrative expenses are expected to occur at the same levels as the current quarter. Subsequent to the proposed sale of GO, general and administrative expenses associated with the planned divestiture are expected to be significant and will include the costs of engaging advisors for the planned sale, legal, accounting and filing fees associated with the planned transaction as well as other charges related to the separation of back office functions.

Sales and Marketing Expenses

Sales and marketing expenses of $1,236,771 during the quarter ended September 30, 2004 and $594,921 during the quarter ended September 30, 2003 represented approximately 39.0% of 2004 revenues and 25.2% of 2003 revenues. Sales and marketing expenses increased by $641,850 or 107.9%, from 2003 to 2004. Sales and marketing expenses incurred by Tectonic and GO were $650,218 and $586,553 during the quarter ended September 30, 2004, respectively. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and marketing materials. Payment processing products are primarily sold through GO's reseller network and independent sales organizations which GO continues to develop. GO also sells its payment processing products through an internal sales force, which includes both telephone sales and direct sales. The increase in sales and marketing expenses over the prior fiscal year is primarily a result of the newly acquired businesses within our Tectonic subsidiary as the various sales forces were consolidated into a single national sales force selling all product lines as well as a single combined inside sale force. In addition, a combined branding and marketing effort was undertaken with all acquired businesses and product lines re-branded under the single umbrella brand of Tectonic. The higher level of sales and marketing expense at GO was focused on retaining and growing license fee and support revenue and on increasing our market share of units sold. This included new branding and a new logo for GO. The concerted effort in the sales and marketing arena was the result of a decision to continue to strengthen our brand awareness through the continued development of indirect channels and alliance partners as well as greater trade show attendance. The Company believes that without this additional effort in the sales and marketing arena, sales of construction information solutions and payment processing products would have been adversely affected. In periods subsequent to the proposed sale of GO, sales commissions for Tectonic are expected to increase as sales continue to increase although marketing expenses will decline as branding efforts at the level of fiscal 2004 will be curtailed.

Research and Development

Research and development expenses of $255,391 during the quarter ended September 30, 2004 and $271,778 during the quarter ended September 30, 2003 represented approximately 8.0% of 2004 revenues and 11.5% of 2003 revenues. Research and development expenses decreased by $16,387 or 6.0%, from 2003 to 2004. Research and development expenses consist primarily of salaries and related costs of development personnel related to the enhancement of GO's products. Research and development expense for GO amounted to $216,452 during the quarter ended September 30, 2004. GO continues to add functionality and enhancements to its product family including maintaining an ever increasing list of processor certifications. In periods subsequent to the proposed sale of GO, the Company expects research and development expenses to occur at the same percentage of revenue for Tectonic, and while Tectonic will continue to develop new products and will provide enhancements to existing products, the nature of the products sold by the Tectonic subsidiary do not require as significant a research and development effort as do GO's products.

Depreciation and Amortization

Depreciation and amortization expense amounted to $425,259 during the quarter ended September 30, 2004 and $352,728 during the quarter ended September 30, 2003. This represented approximately 13.4% of 2004 revenues and 14.9% of 2003 revenues. Depreciation and amortization expenses increased by $72,531 or 20.6%, from 2003 to 2004. This increase was primarily a result of amortization of newly-acquired intangible assets by Tectonic. In fiscal 2003 depreciation and amortization expense included amortization of software and intangibles from the original acquisition of GO which were almost fully depreciated in that period.

Interest Expense

Interest expense amounted to $401,924 during the quarter ended September 30, 2004 and $83,775 during the quarter ended September 30, 2003, representing approximately 12.7% of 2004 revenues and 3.5% of 2003 revenues. Interest expense increased by $318,149 or 379.8%, from 2003 to 2004. The increase is due to the interest charges on additional borrowings during 2004, including the line of credit and the notes payable discussed below. During the quarter ended September 30, 2004 the Company incurred non-cash finance charges in the amount of $173,396 resulting from the issuance of warrants in connection with the various debt financings noted below. In subsequent quarters the Company will expense the remaining non-cash finance charges under these debt financings in the amount of $465,757. Approximately $83,333 of interest expense for the quarters ended September 30, 2004 and 2003, respectively, represents non-cash charges related to the referral and reseller agreement noted below. This agreement was completed on September 17, 2004 and these non-cash charges will not reoccur.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $937,311 and $385,072 as of September 30, 2004 and 2003, respectively.

Cash used in operations amounted to $1,667,552 and $200,790 for the quarters ended September 30, 2004 and 2003, respectively. The Company's losses for the quarters ended September 30, 2004 and 2003 of $1,863,240 and $356,730, respectively, continued to be the main factor in the use of the operating cash flow. During the quarter ended September 30, 2004, Tectonic generated a loss of $1,519,843, compared with a loss of $231,776 during the quarter ended September 30, 2003. GO had income of $498,169 during the quarter ended September 30, 2004 compared with income of $296,264 during the quarter ended September 30, 2003. In addition, corporate and other expenses amounted to $841,566 and $421,218 during the quarters ended September 30, 2004 and 2003, respectively. Non-cash charges during September 30, 2004 and 2003 for depreciation and amortization, interest accretion on warrants and non-cash compensation amounted to $336,959 and $222,294, respectively. The Company's net changes in working capital items during September 30, 2004 and 2003 amounted to net cash used of $141,271 and $66,354, respectively. The significant increase in cash used in operations over the prior year corresponding quarter is primarily related to the acquisition, in November 2003 through January 2004, of three entities which are now part of Tectonic including expenditures related to the acquired personnel, unified branding efforts, the consolidation of management functions and integration of the acquired entities. The current quarter also includes development expense incurred by GO due to the acquisition of the payment gateway in January 2004.

Cash used in investing activities amounted to $345,319 and $144,082 during the quarters ended September 30, 2004 and 2003, respectively. During the quarter ended September 30, 2004, the Company purchased software and equipment required for the launch of the payment gateway acquired by GO in January 2004. During the quarter ended September 30, 2003, the cash used in operating activities was related payments made in connection with the implementation of a new CRM system for GO.

Cash provided by financing activities amounted to $2,726,849 and $382,605 during the quarters ended September 30, 2004 and 2003, respectively, and was primarily comprised of the following items:

During the quarter ended September 30, 2004, the Company received $2,736,823 of proceeds from borrowings and $45,000 as the result of the exercise of warrants to purchase 150,000 shares. During the quarter ended September 30, 2003, financing activities primarily consisted of $447,100 received in a private placement of common stock which was completed on October 29, 2003.

On September 17, 2001, the Company received an advance payment from a customer in the amount of $1,000,000 which was accounted for as a debt financing. In accordance with the agreement, the advance was repaid in referrals and software sales in stepped increments over a three-year period from the effective date of the agreement. The Company was also required to place certain of its software source codes in escrow, with the other party named as beneficiary, in the event of the Company's default on the agreement. Other remedies for default include, among other things, the other party's right to terminate the agreement, to demand repayment of unpaid portions of the advance, or to meet the payment milestone which was the basis for the default, or to convert the outstanding portion of the advance to unregistered shares of the Company's common stock at various exercise prices. Once the risk of default for each portion of the agreement had passed, (i.e., when the milestones are met on or before the September 17th deadlines), then that portion of the debt was to be forgiven and recorded as revenue in the statement of operations.

During the first one-year measurement period ended September 17, 2002, the Company was required to sell products for the other party to earn referral fees totaling $225,000 in order to satisfy the contractual stipulations of the Referral Agreement. The Company only achieved sales and referral fees of approximately $127,000 during that period and, consequently, was required to pay approximately $98,000 in cash to the other party to satisfy the shortfall. The amount of sales and referral fees required for the next one-year measurement period ended September 17, 2003, was $375,000. The Company only achieved sales of approximately $214,000 in referral fees toward this amount and, consequently, was required to pay approximately $161,000 on October 10, 2003 to satisfy the shortfall. The remaining amount of sales and referral fees for the one year period ending September 17, 2004 amounted to $400,000. As of September 17, 2004, the Company had achieved sales of approximately $345,025 toward this final amount, and consequently the Company had to pay the other party the shortfall in cash of $54,975. Subsequent to September 17, 2004, the Company has no further obligation in regards to this financing.

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line are limited to 80% of the Company's gross eligible receivables. Advances under the line initially bore interest at 1.25%
per month and are secured by all the assets of the Company. On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and will borrow another $500,000 upon the presentation to the lender of an acceptable letter of intent to divest its GO business. The bridge loan was due at the earlier of 120 days from the first advance or upon closing the sale of the GO business. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month.

On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 immediately (total of $750,000) and provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO business. In conjunction with this financing, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share. The fair value of these warrants amounted to $24,329 and was accounted for as a discount to the debt. The discount is being accreted to interest expense over the initial term of the underlying debt. The term expires on November 27, 2004. The amount of discount accreted during the quarter ended September 30, 2004 amounted to $12,370 and it is expected that $11,959 will be accreted during the quarter ended December 31, 2004. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.5% per month. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the proposed sale of GO Software. In the event the bridge loan was not paid in full by the due date, the Company was to pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment. As of September 30, 2004, $1,858,352 was outstanding under the line of credit (including the bridge loan feature). On November 12, 2004, the due date was further extended and the success fee element modified as noted in Subsequent Events below.

On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes issued by the Company in a private placement. The notes are secured by a second priority lien on substantially all of the tangible and intangible assets of the Company. In connection with this transaction, the Company also issued warrants to the noteholders and the finder to purchase 500,000 shares of common stock at a price of $1.52 per share and 50,000 shares of common stock at $3.50 per share, respectively. The fair value of these warrants amounted to $614,825 and was accounted for as a discount to the debt. The discount is being accreted to interest expense over the initial term of the underlying debt. The term expires on February 1, 2005. The amount of discount accreted during the quarter ended September 30, 2004 amounted to $161,026 and it is expected that $336,690 and $117,110 will be accreted during the quarters ended December 31, 2004 and March 31, 2005, respectively. The notes bear interest at an effective rate of 19%, and are due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes have a conversion feature, and contain some restrictions on the Company's ability to incur debt. The conversion feature allows holders of these notes to participate in any of the Company's future financings, other then one involving only debt and debt securities, by converting the notes into securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and has secured that guaranty with a first-priority security interest in all the shares of the Company which he owns.

On September 30, 2004, the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit on the presentation to the lender of a series of acceptable letters of intent for the sale of GO.

The Company has proposed the sale of GO as disclosed above. Historically, all of the Company's operating income and substantially all of its operating cash flow has been generated by the GO operations. Tectonic is in an early stage of its development and has not been able to generate sufficient cash for its operations. Management believes that the proceeds received from the anticipated sale of GO will provide the Company with sufficient cash to operate for the next 12 months. Additionally, certain board members have formally committed to infuse the Company with up to $1,000,000 on an as needed basis for working capital purposes through September 30, 2005. At this time, we have no other available credit lines or other loan facilities in place. While the Company will incur penalties under certain of the current outstanding indebtedness if not paid by the due date, management believes that it will be able to refinance such debt if needed given its current progress toward the proposed sale of GO. If the Company is unable to sell GO in a timely manner, the Company may need to raise additional capital from outside sources either through the incurrence of additional indebtedness or the sale of equity. If the Company is unable to raise additional capital and secure adequate liquidity as described above, the operations of the Company could be materially impaired. In this regard, the Company would have to take immediate action to reduce costs, which may include headcount and salary reductions, cessation of all research and development efforts and the implementation of other short-term programs in an effort to increase cash flow, including the curtailment of currently unprofitable lines of business.

Subsequent Events

On November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement to existing noteholders. These additional notes are also secured by a junior lien on substantially all of the tangible and intangible assets of the Company. These notes required a prepaid interest amount of $45,000, and are due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes have a conversion feature, and contain some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share. The noteholders were also granted registration rights on all existing warrants held by them. The conversion feature allows holders of these notes to participate in any of the Company's future financings, other then one involving only debt and debt securities, by converting the notes into securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed an amended Guaranty, Pledge and Security Agreement whereby Mr. Wolford again agreed to guaranty payment of the notes and has secured that guaranty with a first-priority security interest in all the shares of the Company which he owns.

On November 12, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to extend its bridge loan payment due date to the earlier of December 31, 2004 or the date of the closing of the proposed sale of GO Software, provided, that if the Company executes a definitive agreement for the sale of GO Software by November 30, 2004, then the extension date for the final loan payment will be extended to January 31, 2005. The final bridge loan payment will include all outstanding principal and accrued interest on the loan. In addition, the success fee element of the bridge loan was modified so that the Company will make a payment of $75,000 to the lender if the Company repays the loan by December 31, 2004 or $170,000 if the Company repays the loan by January 31, 2005.

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

Revenue Recognition

The Company recognizes revenues from licenses of computer software once (i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. In cases of future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization and requirements to provide additional products in the future and to port products to new platforms. Contracts that require significant software customization are accounted for on the percentage of completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

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

The historical rate of product returns for the Company's software products is negligible. Further, the Company did not have any transactions during the periods ended September 30, 2004 or 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Support and update services revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues are generated from professional consulting and training services and are recognized when the services are performed or if part of a medium term consulting agreement, than according to percentage of completion basis.

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

Goodwill

Goodwill represents the excess of consideration given in purchase business combinations over the estimated fair value of the assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, for the Company's payment processing business and December 31, for its construction information business. The Company conducts additional tests if indicators of potential impairment exist, using a fair-value approach. This approach requires that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of the Company's goodwill is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the Company's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets consist primarily of acquired technology, database assets and proprietary concepts; customer lists and customer contracts and non-competition agreements related to acquisitions accounted for under the purchase method of accounting. Intangible assets are amortized using the straight-line method over their estimated period of benefit, estimated to be three years.

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

Research and Development and Software Development Costs

Under the criteria set forth in SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Historically, the costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant and, to date, the Company has not capitalized any costs related to the development of software for external use.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

ITEM 6. Exhibits and reports on form 8-K

(a)   EXHIBITS:

      Exhibit No.   Description
      -----------   -----------

         10.1 Accounts Receivable Purchase Agreement dated June 27, 2003 between Return on Investment Corporation, GO Software, Inc. and Silicon Valley Bank with Modification Agreements dated July 29, 2003, May 14, 2004, May 18, 2004 and August 2, 2004
                    and November 12, 2004.

         10.2 Securities Purchase Agreement dated August 18, 2004 among Return on Investment Corporation and purchasers of its Subordinated Second Secured Convertible Promissory Notes.

         10.3 Form of Subordinated Second Secured Convertible Promissory Note dated August 18, 2004 and Due February 1, 2005.

         10.4 Securities Purchase Agreement dated November 10, 2004 among Return on Investment Corporation and purchasers of its Subordinated Second Secured Convertible Promissory Notes.

         10.5 Form of Subordinated Second Secured Convertible Promissory Note dated November 10, 2004 and Due February 1, 2005.

         10.6       Form of Warrant dated August 18, 2004 and November 10, 2004.

         10.7       Form of Registration Rights Agreement dated November 10,
                    2004.

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

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2004.

      On October 12, 2004, the Company furnished a Form 8-K, which attached a press release announcing the Company's financial results for the year ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004

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