Form 10QSB
period 2004-12-31
RETURN ON INVESTMENT CORP
filed 2005-02-14
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2004

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

                                    000-33279
                             ----------------------
                             Commission File Number

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

                                 Yes [X] No [ ]

The registrant had 13,867,054 shares of common stock outstanding as of February 14, 2005.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2004 (unaudited) and June 30, 2004

             Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2004 and 2003

             Consolidated Statements of Cash Flows (unaudited) for the three and six months ended December 31, 2004 and 2003

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis or Plan of Operations

     Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2004 and June 30, 2004; the consolidated statements of operations for the three and six months ended December 31, 2004 and December 31, 2003; and the consolidated statements of cash flows for the six months ended December 31, 2004 and December 31, 2003 have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto audited by the Company's independent registered public accountants included in the Company's Form 10-KSB for the fiscal year ended June 30, 2004 filed on October 12, 2004.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 December 31,         June 30,
                                                     2004               2004
                                                 ------------      ------------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                      $    558,623      $    223,333
  Accounts Receivable, Net                            385,108           470,138
  Other                                               347,317           372,415
  Assets of Business Held for Sale                  3,160,695         3,066,730
                                                 ------------      ------------
Total Current Assets                                4,451,743         4,132,616

Property and Equipment, Net                           167,796           181,486
Goodwill                                            2,965,679         2,965,679
Intangibles, Net                                    2,774,237         3,472,899
                                                 ------------      ------------
                                                 $ 10,359,455      $ 10,752,680
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                               $  1,149,084      $  1,035,117
  Accrued Expenses                                  1,114,191         1,097,618
  Deferred Revenue                                    600,208           664,232
  Line of Credit, net
     of unamortized discount                        1,702,123           691,529
  Note Payable - Related Parties                      413,444           305,200
  Note Payable Other                                  893,000           893,000
  Notes Payable, net
     of unamortized discount                        1,887,001                --
  Other financing, net
      of unamortized discount                              --           316,672
  Liabilities of Business Held for Sale             1,717,474         1,397,750
  Warrant Liability                                   796,684                --
                                                 ------------      ------------
Total Current Liabilities                          10,273,209         6,401,118
                                                 ------------      ------------

SHAREHOLDERS' EQUITY
  Common Stock $.01 Par Value
    25,000,000 Shares Authorized;
    13,867,054 and 13,717,054 Shares
    Issued and Outstanding                            138,671           137,170
  Additional Paid-in Capital                       21,990,255        21,287,863
  Accumulated Deficit                             (22,042,680)      (17,073,471)
                                                 ------------      ------------

Total Shareholders' Equity                             86,246         4,351,562
                                                 ------------      ------------
                                                 $ 10,359,455      $ 10,752,680
                                                 ============      ============


See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                             ----------------------------    ----------------------------
                                               Dec. 31,        Dec. 31,         Dec. 31,        Dec. 31,
                                                 2004            2003             2004            2003
                                             ------------    ------------    ------------    ------------
Revenues

  Consulting Fees                            $     51,299    $         --    $    168,668    $         --
  Advertising Revenue                             262,596          71,187         568,831          71,187
                                             ------------    ------------    ------------    ------------
Total Revenues                                    313,895          71,187         737,499          71,187
                                             ------------    ------------    ------------    ------------

Expenses
  Cost of Revenues                                  3,012          49,747           3,474          49,747
  General and Administrative                    1,376,966         767,613       2,696,621       1,201,625
  Sales and Marketing                             873,228         137,584       1,523,446         229,702
  Research and Development                          9,901          24,448          48,840          21,054
  Depreciation and Amortization                   373,879          19,638         746,474          65,793
                                             ------------    ------------    ------------    ------------
Total Operating Expenses                        2,636,986         999,030       5,018,855       1,567,921
                                             ------------    ------------    ------------    ------------
Operating Loss                                 (2,323,091)       (927,843)     (4,281,356)     (1,496,734)

  Net Interest Expense                          1,243,674          83,818       1,645,598         167,593
                                             ------------    ------------    ------------    ------------
Loss from Continuing Operations                (3,566,765)     (1,011,661)     (5,926,954)     (1,664,327)
Income (Loss) from Discontinued Operations        460,796         (59,847)        957,745         236,089
                                             ------------    ------------    ------------    ------------
Net Loss                                     $ (3,105,969)   $ (1,071,508)   $ (4,969,209)   $ (1,428,238)
                                             ============    ============    ============    ============
Earnings (Loss) Per Share - Basic
  Continuing Operations                      $       (.26)   $       (.10)   $       (.43)   $       (.15)
  Discontinued Operations                             .03            (.01)            .07             .02
                                             ------------    ------------    ------------    ------------

Earnings (Loss) Per Share - Basic            $       (.22)   $       (.10)   $       (.36)   $       (.13)
                                             ============    ============    ============    ============

Earnings (Loss) Per Share - Diluted
  Continuing Operations                      $       (.23)   $       (.09)   $       (.37)   $       (.14)
  Discontinued Operations                             .03            (.01)            .06             .02
                                             ------------    ------------    ------------    ------------

Earnings (Loss) Per Share - Diluted          $       (.20)   $       (.09)   $       (.31)   $       (.12)
                                             ============    ============    ============    ============

Common Shares Outstanding - Basic              13,867,054      10,639,014      13,844,923      10,846,254
                                             ============    ============    ============    ============

Common Shares Outstanding - Diluted            15,793,645      11,862,277      15,873,784      11,907,932
                                             ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                RETURN ON INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)


                                                           Six Months Ended
                                                     --------------------------
                                                       Dec. 31,       Dec. 31,
                                                         2004           2003
                                                     -----------    -----------
Operating Activities
  Net Loss                                           $(4,969,209)   $(1,428,238)
  Income from Discontinued Operations                    957,745        236,089
                                                     -----------    -----------
  Loss from Continuing Operations                     (5,926,954)    (1,664,327)

  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   (Provided by) Operating Activities:
     Interest Accretion on Warrants                    1,538,910        166,666
     Depreciation and Amortization                       746,474         65,793
     Non-cash referral fees                             (345,030)      (214,342)
  Changes in Operating
   Assets and Liabilities                                176,645         56,638
                                                     -----------    -----------
Net Cash Used in
  Continuing Operations                               (3,809,955)    (1,589,572)
                                                     -----------    -----------
Net Cash Provided by
  Discontinued Operations                              1,183,504        871,104
                                                     -----------    -----------
Net Cash Used in
  Investing Activities                                   (34,123)       (17,809)
                                                     -----------    -----------
Net Cash Provided by
  Financing Activities                                 2,995,864        579,906
                                                     -----------    -----------

Net Increase (Decrease) in Cash                          335,290       (156,371)
Cash, Beginning of Period                                223,333        347,339
                                                     -----------    -----------
Cash, End of Period                                  $   558,623    $   190,968
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

GO Software, Inc.("GO" or "GO Software") which currently develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux. In addition, GO has an Internet gateway solution which will allow GO to offer a secure, scalable Internet only solution in the form of an application service provider model.

Divestiture of GO and Liquidity

On December 6, 2004, the Company announced that it entered into a definitive agreement for the sale of the assets of the GO Software business. The sale is dependent on receipt of stockholder approval, and satisfaction of certain other customary conditions precedent. The sale is part of ROI's new business strategy to focus on its construction information product offerings through Tectonic. The Company has called a stockholder meeting on February 25, 2005 for purposes of soliciting approval of the sale of GO.

Historically, ROI has functioned as a holding company with businesses in both the payment processing and, more recently, the construction information industries. These industries are unrelated and are not synergistic in nature. Management believes that the Company's future prospects would be greatly enhanced by focusing on the construction information industry rather than the payment processing industry. While GO has achieved success under ROI, achieving revenue growth and becoming a market leader, management recognized that competitors in the payment processing industry have much greater financial resources than ROI and that the continued success of GO would be put at risk due to the undercapitalization of ROI. Thus, management believes that it is in the best interests of the Company and its stockholders that the Company pursue a path where the odds of future success appear to be greatly improved. The construction information industry is a highly fragmented industry with numerous opportunities for growth and service needs that are yet unserved by the marketplace. By divesting of GO, the Company will improve its liquidity. Management believes that this improved liquidity position will provide an opportunity for our executive management team to focus on an industry where they have the most experience.

Historically, all of the Company's operating income and substantially all of its operating cash flow has been generated by GO's operations. Tectonic is in the early stage of its development and has not been able to generate sufficient cash for its operations. Management believes that the proceeds received from the anticipated closing of the sale of GO will provide the Company with sufficient cash to operate for the next 12 months. Additionally, certain board members have formally committed to invest up to $1,000,000 on an as needed basis for working capital purposes through December 31, 2005. At this time, we have no other available sources of financing. Since the Company does not currently have any availability under its revolving line of credit the Company may need to raise additional capital from outside sources either through the incurrence of additional indebtedness or the sale of equity if the Company is unable to sell GO in a timely manner. If the Company is unable to raise additional capital and secure adequate liquidity as described above, the operations of the Company could be materially impaired. In this regard, it is anticipated that the Company would have to take immediate action to reduce costs, which may include headcount and salary reductions, cessation of all research and development efforts and the implementation of other short-term programs in an effort to increase cash flow, including the curtailment of currently unprofitable lines of business.

While no absolute assurances can be given, the Company believes that its funding from Tectonic's operations, financing activities and the planned divestiture of GO will be sufficient for it to continue as a going concern for the next year. Should the timing of the planned divestiture be significantly delayed, the Company anticipates that it will need to adjust its business plan to address any cash flow needs at that time.

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 30, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. On December 6, 2004, the Company entered into a definitive agreement for the sale of the assets of the GO Software business. In accordance with GAAP, during the fiscal quarter ended December 31, 2004, the Company began to present GO as a discontinued operation in its financial statements. The financial statements included herein for the fiscal quarter ended December 31, 2004 have been recast to reflect GO as a discontinued operation. In addition, the June 30, 2004 consolidated balance sheet data included herein has been recast to present the GO Software business as a discontinued operation.

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

The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and under SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contract based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The historical rate of product returns for the Company's GO Software subsidiary software products is negligible. Further, the Company did not have any transactions during the periods ended December 31, 2004 or 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

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

Net Income (Loss) Per Share

Net loss available to common stockholders per share is presented in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss available to common stockholders per share is based on the weighted average number of shares of common stock outstanding during the period. Shares issued or reacquired during any period have been weighted for the portion of the period they were outstanding. In periods in which they have a dilutive effect, common shares contingently issuable and those issuable upon exercise of stock options and warrants are included in the diluted earnings per share calculation. Basic income (loss) per share has been computed based upon 13,867,054 and 10,639,014 shares outstanding during the three month period ending December 31, 2004 and 2003, respectively, and upon 13,844,923 and 10,846,254 shares outstanding during the six month period ending December 31, 2004 and 2003, respectively. Diluted net income (loss) per share has been computed based upon 15,793,645 and 11,862,277 shares outstanding during the three month period ending December 31, 2004 and 2003, respectively, and upon 15,873,784 and 11,907,932 shares outstanding during the six month period ending December 31, 2004 and 2003, respectively. During the three month period ended December 31, 2004 and 2003, respectively, there were vested and unexercised, in the money stock options for 1,135,667 and 1,436,667 shares, respectively. During the six month period ended December 31, 2004 and 2003, respectively, there were vested and unexercised, in the money stock options for 1,135,667 and 1,135,667 shares, respectively. During the three month period ended December 31, 2004 and 2003, respectively, there were vested and unexercised, in the money stock warrants for 1,412,500 and 450,000 shares, respectively. During the six month period ended December 31, 2004 and 2003, respectively, there were vested and unexercised, in the money stock warrants for 1,412,500 and 450,000 shares, respectively.

                                                                 Earnings
                                 Net Income    Average Shares     (Loss)
                                   (Loss)       Outstanding     Per Share
                                -----------     -----------     ---------
FOR THE THREE MONTHS ENDED
December 31, 2004               $(3,105,969)     13,867,054     $  (0.22)
Effect of Dilution:
Options                                             747,400         0.01
Warrants                                          1,179,191         0.01
                                -----------     -----------     --------
Diluted                         $(3,105,969)     15,793,645     $  (0.20)
                                ===========     ===========     ========


December 31, 2003               $(1,071,508)     10,639,014     $  (0.10)
Effect of Dilution:
Options                                             933,015         0.01
Warrants                                            290,248           --
                                -----------     -----------     --------
Diluted                         $(1,071,508)     11,862,277     $  (0.10)
                                ===========     ===========     ========

FOR THE SIX MONTHS ENDED
December 31, 2004               $(4,969,209)     13,844,923     $  (0.36)
Effect of Dilution:
Options                                             787,074         0.02
Warrants                                          1,241,787         0.02
                                -----------     -----------     --------
Diluted                         $(4,969,209)     15,873,784     $  (0.31)
                                ===========     ===========     ========


December 31, 2003               $(1,428,238)     10,846,254     $  (0.13)
Effect of Dilution:
Options                                             737,248         0.01
Warrants                                            324,430           --
                                -----------     -----------     --------
Diluted                         $(1,428,238)     11,907,932     $  (0.12)
                                ===========     ===========     ========


New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment (SBP). The Statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The effective date for public companies that file as small business issuers is interim and annual periods beginning after December 15, 2005 and will be applied to all outstanding and unvested SBP awards at the company's adoption. Management expects that this Statement could have a significant impact on the Company's financial statements.

Reclassifications

Prior year amounts have been reclassified to conform to current period presentation including the presentation of the GO Software business as a discontinued operation.

Note 2. Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company presents disclosure in accordance with the requirements of SFAS No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment to SFAS 123." SFAS No. 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS No. 123 had been adopted.

Based on the additional disclosure requirements of SFAS No. 148, the following illustrates the assumptions and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123.

                                                     Three Months Ended                   Six Months Ended
                                                         December 31,                        December 31,
                                                ----------------------------       -----------------------------
                                                    2004            2003               2004             2003
                                                ------------    ------------       ------------     ------------
Net loss, applicable to common stockholders,
as reported                                     $(3,105,969)    $ (1,071,508)      $(4,969,209)     $ (1,428,238)

Add stock-based employee compensation expense
included in reported net earnings                       --              --                 --               --

Less total stock-based employee compensation
expense determined under fair value
based methods for all awards                       (50,264)         (155,010)         (130,690)        (301,510)
                                                ------------    ------------       ------------     ------------
Pro forma net loss                              $(3,156,233)    $ (1,226,518)      $(5,099,899)     $ (1,729,748)
                                                ============    ============       ============     ============

Basic loss per share, as reported               $     (0.22)    $     (0.10)       $     (0.36)     $     (0.13)

Basic Pro forma net loss per share              $     (0.23)    $     (0.12)       $     (0.37)     $     (0.16)
                                                ============    ============       ============     ============

Diluted loss per share, as reported             $     (0.20)    $     (0.09)       $     (0.31)     $     (0.12)

Diluted Pro forma net loss per share            $     (0.20)    $     (0.10)       $     (0.32)     $     (0.15)
                                                ============    ============       ============     ============

Note 3. Discontinued Operations

On December 6, 2004, the Company announced that it had entered into a definitive agreement for the sale of the assets of GO Software for $13 million in cash and a $2 million earnout. The sale is dependent on receipt of stockholder approval, and satisfaction of all other conditions precedent. The sale is part of ROI's new business strategy to focus on its construction information product offerings through Tectonic. In accordance with GAAP, during the three and six months ended December 31, 2004 the Company began to present GO as a discontinued operation in its financial statements. The financial statements included herein for the three and six months ended December 31, 2003 has been restated to reflect GO as a discontinued operation.

Information regarding the above described discontinued operation is as follows:

                                         Three Months Ended             Six Months Ended
                                             December 31,                  December 31,
                                      -------------------------    -------------------------
                                          2004          2003           2004          2003
                                      -----------   -----------    -----------   -----------
Net Revenue                           $ 2,440,858   $ 2,081,567    $ 5,390,693   $ 4,445,557

Income (Loss) on Operations before
Taxes on Income                           460,796       (59,847)       957,745       236,089

                                                                   December 31,    June 30,
                                                                      2004           2004
                                                                   -----------   -----------
Current Assets                                                     $   856,025   $   996,961
Property and Equipment                                                 548,153       313,252
Goodwill and Intangibles, Net                                        1,756,517     1,756,517
Other Liabilities                                                    1,717,474     1,397,750

Note 4. Line of Credit

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line were limited to 80% of the Company's gross eligible receivables. Advances under the line initially bore interest at 1.25% per month or 15.00% per year and were secured by all the assets of the Company. On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and was able to borrow another $500,000 upon the presentation to the lender of an acceptable executed letter of intent to divest of its GO Software business. The bridge loan, secured by all of the Company's assets, was due at the earlier of 120 days from the first advance or upon closing the sale of the GO Software business. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month or 16.20% per year.

On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 at that date (total of $750,000) and to provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO Software business. In conjunction with this financing, the Company issued to the lender warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.50% per month or 18.00% per year. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the proposed sale of GO Software. In the event the bridge loan was not paid in full by the due date, the Company was to pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment. On September 30, 2004, the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit on the presentation to the lender of a series of acceptable letters of intent for the proposed sale of GO.

On November 12, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to extend its bridge loan payment due date to the earlier of December 31, 2004 or the date of the closing of the proposed sale of GO Software, provided, that if the Company executed a definitive agreement for the sale of GO Software by November 30, 2004, then the extension date for the final loan payment would be extended to January 31, 2005. The final bridge loan payment was to include all outstanding principal and accrued interest on the loan. In addition, the weekly success fee element of the bridge loan was modified so that the Company was to make a payment of $75,000 to the lender if the Company repaid the loan by December 31, 2004 or $170,000 if the Company repaid the loan by January 31, 2005. In conjunction with this financing, the Company issued warrants to the lender to purchase 12,500 shares of the Company's common stock at $2.00 per share. The fair value of the warrants issued in both the August 2, 2004 and November 12, 2004 financing amounted to $44,067 and was accounted for as a discount to the debt. The discount was being accreted to interest expense over the initial term of the underlying debt. The amount of discount accreted during the six months ended December 31, 2004 amounted to $44,067. As of December 31, 2004, $1,702,123 was outstanding under the line of credit (including the bridge loan).

On January 11, 2005, the Company used approximately $1.9 million of the proceeds received from a financing from a lender noted in the Subsequent Event footnote to repay in full and terminate the line of credit and bridge loan described above.

Note 5. Senior Secured Convertible Notes

On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes issued in a private placement. The notes were secured by a second priority lien on substantially all of the tangible and intangible assets of the Company and are presented in the line item "Notes Payable, net of unamortized discount" in current liabilities. The notes bore interest at an effective rate of 19.00% per annum, and were due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes had a conversion feature, and contained some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders and the finder to purchase 500,000 shares of common stock at a price of $1.52 per share and 50,000 shares of common stock at $3.50 per share, respectively. The notes allowed the holders to participate in any of the Company's future financings, unless the financing involves only debt and debt securities, by converting the notes into the securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company that he owns.

On November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement to the existing noteholders. These additional notes were also secured by a junior lien on substantially all of the tangible and intangible assets of the Company. The Company paid prepaid interest of $45,000 upon the sale of the additional notes. The notes were due on the earlier of February 1, 2005 or the closing of the sale of GO Software. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share. The noteholders were also granted registration rights on all existing warrants held by them. Arol Wolford, the Company's President and CEO executed an amended Guaranty, Pledge and Security Agreement whereby Mr. Wolford again agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company which he owns. The fair value of the warrants issued amounted to $614,825 and $645,461 for the August 18, 2004 and November 10, 2004 financings, respectively, and was accounted for as a discount to the debt. The discount was being accreted to interest expense over the initial term of the underlying debt. The term was to expire on February 28, 2005. The amount of discount accreted during the six months ended December 31, 2004 amounted to $897,286 and the remaining discount of $362,999 will be accreted during the quarter ended March 31, 2005.

The Company was required to file with the  Securities  and  Exchange  Commission
(SEC) a registration statement covering the resale of all of the common stock underlying the warrants mentioned above by the earlier of (i) May 1, 2005 or

(ii) 90 days after the closing of the sale of GO's assets. Generally, the Company is required to have the registration statement declared effective within 120 days after the filing date.

The registration rights agreement provides that if the registration statement was not filed, or it does not become effective within the defined time period, then in addition to any other rights the holders may have, the Company would be required to pay to each holder an amount in cash, as liquidated damages, equal to 2% per month of the $750,000, prorated daily. The registration statement was filed within the allowed time period but it is not known at this time when or if the registration statement will be deemed effective by the SEC. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and these terms of the warrants, the fair value of these warrants are accounted for as a liability and were marked to market at December 31, 2004.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.56%, an expected life of 5 years and volatility of 71%. The fair value of the warrants was estimated to be $645,461 on the closing date of the transaction and was remeasured (marked to market) at $796,684 at December 31, 2004. The increase in the fair value of $151,223 was recorded as a charge to interest expense in the statement of operations during the quarter ended December 31, 2004.

On January 11, 2005, the Company used approximately $2.3 million of the proceeds received from a financing from a lender noted in the Subsequent Events footnote to repay in full the amounts due under second secured convertible promissory notes. As a result, the lenders under these notes no longer have the right to participate in the Company's future financings.

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

In fiscal 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility for settlement and were actively pursuing mediation in an effort to resolve the dispute. Unicomp requested a postponement of mediation until June 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, in June 2003, the parties agreed that Unicomp would pay the Company $100,000, over a one year period in four installments of $25,000. The Company received the four installments under the agreement. The one year term embodied in the order granting postponed mediation and extension of the discovery period expired on July 19, 2004.

On August 2, 2004, ROI filed with the Court an order enforcing its July 2003 Order Granting Postponed Mediation and Extension of Discovery Period, and provided defendant Unicomp ten days from the date of the new order to contact counsel for ROI to reschedule the postponed mediation. In response to the filing, Unicomp again requested that the mediation be postponed and agreed that Unicomp will pay the Company $50,000 in two $25,000 installments, the first due on December 20, 2004 and the second on March 21, 2005, and at that time mediation will commence. The Company received the first installment under the agreement on January 17, 2005.

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

Note 7. Subsequent Events

Convertible Term Note and Convertible Revolving Note

On January 11, 2005, the Company completed a financing transaction with a lender pursuant to the terms of a Security Agreement, dated as of January 10, 2005, by and among the Company and its subsidiaries and the lender. Pursuant to the Security Agreement, the Company and its subsidiaries issued and sold to the lender (i) a Secured Convertible Term Note (the "Term Note") in the principal amount of $4 million, which is convertible into the Company's common stock, and
(ii) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note" and together with the Term Note and the Revolving Note, the "Notes") in the aggregate principal amount of $1.5 million, which are convertible into the Company's common stock. The Company also issued to the lender a warrant to purchase, at any time prior to January 9, 2012, 750,000 shares of the Company's common stock at a purchase price of $2.36 per share and a stock purchase right for up to 40% of the loan value. The Company also issued 50,000 warrants to an affiliate of the lender at a price of $3.50 per share at any time prior to January 9, 2008. The issuance of the Notes and the warrants were completed in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Notes are due on January 9, 2008. The interest rate on the Notes is equal to the greater of 7% or the prime rate plus 3% (8.25% as of January 11, 2005). The interest rate may be adjusted downward depending on (i) whether the Company has registered the shares underlying the Term Note, the Minimum Borrowing Note and the warrant and (ii) the price of the Company's common stock. The effective annual interest rate of this convertible debt, after considering the total debt issue costs (discussed below), is approximately 15.2%.

The notes issued to the lender contained beneficial conversion features, and the intrinsic value of the conversion features of both the warrants and notes will be recognized as a discount to the notes in the quarter ended March 31, 2005. The gross proceeds of the convertible debt will be allocated to the debt instrument, the warrants and the stock purchase right on a relative fair value basis. The Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company will record a debt discount of (i) $1,091,744 for the valuation of the 800,000 warrants issued; (ii) $509,262 for the valuation of the stock purchase right issued; (iii) $1,237,566 for the beneficial conversion feature inherent in the financing and (iv) $367,000 for debt issue costs paid to affiliates of the lender, for a total discount of $3,205,572 in the quarter ended March 31, 2005. The discount will be allocated on a proportional basis to the Revolving Note and the Term Note on both a short-term and long-term basis and resulted in the respective balances, net of unamortized discount as of the financing date of $625,753, $556,225 and $1,112,450, respectively. The net cash proceeds received by the Company after repaying the Company's then existing receivables based line of credit and then existing senior secured convertible notes as well as debt issuance costs amounted to $922,220.

Under the Term Note, the Company must make monthly payments of $121,212 plus accrued and unpaid interest. If certain criteria specified in the Term Note are met, then the lender may require the Company to pay all or a portion of the monthly payment by issuing shares of its common stock to lender. The conversion repayment criteria are as follows: each month by the fifth business day prior to each amortization date, the lender shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by the lender on or before the applicable notice date for such repayment date, then the Company will pay the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to lender in an amount equal to 102% of the principal portion of the monthly amount due. If the lender converts all or a portion of the monthly amount into shares of the Company's common stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $2.11 per share.

The maximum amount available under the Revolving Note and the Minimum  Borrowing
Note is equal to the lesser of (i) $1.5 million less any reserves required by Lender or (ii) 90% of the eligible accounts (as defined in the Security Agreement) less any reserves required by Lender.

If at any time the amount outstanding under the Revolving Note is equal to or greater than $500,000 and the amount outstanding under the Minimum Borrowing
Note is less than $500,000, then the difference between $500,000 and the amount outstanding under the Minimum Borrowing Note will be transferred from the Revolving Note to the Minimum Borrowing Note.

The initial fixed conversion price of the Notes is $2.11 per share and is subject to certain anti-dilution adjustments. Upon the occurrence of an event of default under the Notes, the interest rate on the Notes shall be increased by 2% per month, and if the event of default continues beyond any applicable grace period, then the lender may require the Company, to repay 120% of the principal and interest then outstanding.

The Notes are secured by a first priority lien on the assets of the Company and its subsidiaries. As a part of granting the first priority lien on its assets, the Company entered into a Stock Pledge Agreement, dated as of January 10, 2005, with the lender, pursuant to which the Company pledged the capital stock of GO and Tectonic as security for the loans from the lender. Furthermore, pursuant to a Side Letter Agreement, dated as of January 10, 2004, by and among the Company and its subsidiaries and the lender, the lender agreed to release its security interest (i) in GO's assets in the event that all or substantially all of GO's assets are sold or (ii) in the capital stock of GO in the event that the Company sells all of the capital stock of GO. Generally, the release of the lenders' security interest pursuant to the Side Letter is conditioned upon (i) the Company depositing an amount of cash into a blocked account sufficient to repay the Term Note, (ii) the lenders' receipt of funds sufficient to reduce the amounts outstanding under the Revolving Note and the Minimum Borrowing Note to $500,000 and (iii) the absence of any events of default under the Security Agreement.

Pursuant to the terms of a Registration Rights Agreement, dated as of January 10, 2005, by and between the Company and the lender, the Company agreed to file a registration statement to cover the resales of the shares of the Company's common stock issuable upon conversion of the Notes and the warrant. Failure of the Company to comply with the registration requirements in the Registration Rights Agreement within specified time periods would require the Company to pay liquidated damages until the failure to comply is cured. The Company will be required to apply the provisions of EITF 00-19 during the quarter ended March 31, 2005.

On January 11, 2005, the Company used approximately $1.9 million of the proceeds received from the financing from the lender to repay in full and terminate the line of credit and bridge loan with the bank described in Note 4 above. On the same date, the Company also used approximately $2.3 million of the proceeds received from the financing from the Lender to repay in full the amounts due under second secured convertible notes described in Note 5 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions, cash requirements and expectations relating to the sale of GO are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to changes in technology or customer preferences, changes in our pricing or that of our competitors, our ability to manage growth, our failure to divest of GO on a timely basis or the failure of our business plan to focus on our construction information business. All of the above factors constitute significant risks to our Company. As a result, our actual results may vary materially from our expectations. More information about these and other risks relevant to our Company are described in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB.

OVERVIEW

Return On Investment Corporation d/b/a ROI Corporation ("ROI" or the "Company") has two primary operating subsidiaries. Our Tectonic Solutions, Inc. ("Tectonic" or "Tectonic Network") subsidiary develops and markets building product information solutions for the construction industry including i) printed directories, ii) a searchable online building product information database, iii) an online studio for the search, visualization and selection of carpet, paint and other textiles and iv) customized web based solutions for organizing building product manufacturer databases for easier search and selection.

Our GO Software, Inc. subsidiary ("GO" or "GO Software") currently develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux. In addition, GO has an Internet gateway solution which will allow GO to offer a secure, scalable Internet only solution in the form of an application service provider model. Discontinued Operations

Historically, ROI has functioned as a holding company with businesses in both the payment processing and more recently, the construction information industries. These industries are unrelated and are not synergistic in nature. Management believes that the Company's future prospects would be greatly enhanced by focusing on the construction information industry rather than the payment processing industry. While GO has achieved success under ROI, achieving revenue growth and becoming a market leader, management has recognized that competitors in the payment processing industry have much greater financial resources than ROI and that the continued success of GO would be put at risk due to the undercapitalization of ROI. Thus, management believes that it is in the best interests of the Company and its stockholders that the Company pursue a path where the odds of future success appear to be greatly improved. The construction information industry is a highly fragmented industry with numerous opportunities for growth and service needs that are yet unserved by the marketplace. By divesting of GO, the Company will improve its liquidity. Management believes that this improved liquidity position will provide an opportunity for our executive management team to focus on an industry where they have the most experience.

On December 6, 2004, the Company announced that it entered into a definitive agreement for the sale of the assets of the GO Software business. The sale is dependent on receipt of stockholder approval, and satisfaction of certain other customary conditions precedent. The sale is part of ROI's new business strategy to focus on its construction information product offerings through Tectonic. In accordance with GAAP, during the three and six months ended December 31, 2004 the Company began to present GO as a discontinued operation in its financial statements. The financial statements included herein for the three and six months ended December 31, 2003 have been recast to reflect GO as a discontinued operation. The financial information presented below reflects the GO Software business as a discontinued operation, and only reflects the results of Tectonic's operations.

The discontinued operations of GO represented revenues of $2,440,858 and $2,081,567 for the three months ended December 31, 2004 and 2003, respectively, and represented revenues of $5,390,693 and $4,445,557 for the six month periods ended December 31, 2004 and 2003, respectively. The net income and net loss on the GO discontinued operation amounted to $460,796 and $59,847 for the three months ended December 31, 2004 and 2003, respectively. The net income amounted to $957,745 and $236,089 for the six months ended December 31, 2004 and 2003, respectively.

GENERAL

The Company categorizes its primary sources of revenue into: (1) consulting fees and (2) advertising revenue. Consulting fees are earned by providing services to customers, including database analysis and website design, systems analysis and design, programming, and training. Advertising revenue is generated from the listings of advertisements in print and electronic directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from the photography and display of products including their attributes on websites.

The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers, the timing of delivery of services to customers under consulting contracts, the cycles of delivery of printed directories and the effectiveness of the Company's sales force and alliance partners. The Company does not have a material backlog of unfilled consulting and advertising orders, and consulting revenue in any quarter is substantially dependent upon orders received during that quarter and work performed under the specific contract, subject to the percentage of completion basis. Tectonic does however continue to sign many two and three year advertising contracts. At December 31, 2004, Tectonic had signed but unbilled two and three year advertising contracts under which payments to Tectonic will equal approximately $2,316,876. This amount is in addition to approximately $600,208 in deferred advertising revenue included on the balance sheet at December 31, 2004. Customers invoiced by the Company are generally granted 30 day terms. Operating expenses are based on anticipated revenue levels and are relatively fixed over the short term. Variations in the timing of generation of revenues may therefore cause significant fluctuations in operating results from one quarter to the next. Fluctuations in operating results may result in volatility in the price of the Company's common stock. The Company's operating results may fluctuate significantly as a result of these factors, many of which are beyond the control of the Company's management.

REVENUES

The Company had total revenues of $313,895 during the quarter ended December 31, 2004 compared to $71,187 during the quarter ended December 31, 2003. Total revenues increased by $242,708 or 340.9% over the comparable three month period of the prior fiscal year. The Company had total revenues of $737,499 during the six months ended December 31, 2004 compared to $71,187 during the six months ended December 31, 2003. Total revenues increased by $666,312 or 936.0% over the comparable six month period of the prior fiscal year. The increase is partially due to the fact that during the quarter ended September 30, 2004 Tectonic was beginning its operations and had no revenues during that quarter. Furthermore, the increase was attributable to various acquisitions completed between November 2003 and January 2004, as well as Tectonic's sales of the product lines acquired in these acquisitions and the acceptance of these products in the marketplace.

Consulting fee revenues were $51,299 during the quarter ended December 31, 2004, or 16.3% of total revenue. Consulting fee revenues were $168,668 during the six months ended December 31, 2004, or 22.9% of total revenue. There were no consulting fee revenues earned during the six months ended December 31, 2003. Consulting fee revenues were only earned by Tectonic commencing during the quarter ended March 31, 2004 and primarily represent consulting fees earned by Tectonic for customized website development. Consulting fees revenues are accounted for using the percentage of completion basis under consulting contracts. In future periods, the Company believes consulting revenues will become the largest component of total revenues earned by Tectonic because the consulting services have a higher price point than advertising offerings.

Advertising revenues were $262,596 during the quarter ended December 31, 2004, or 83.7% of total revenue compared to $71,187 of revenue during the quarter ended December 31, 2003. This represented an increase in revenue of $191,409 or 268.9%. Advertising revenues were $568,831 during the six months ended December 31, 2004, or 77.1% of total revenue compared to $71,187 of revenue during the six months ended December 31, 2003. This represented an increase in revenue of $497,644 or 699.1%. The increase in the quarter ending December 31, 2004 and increase for the six months ended December 31, 2004, was primarily due to the various acquisitions completed in the November 2003 through January 2004 timeframe as well as the Company beginning to have success in selling a combined offering of its adverting based products. Advertising revenues comprise revenue from the display of advertising in both print and online directories.

COST OF REVENUES

Cost of revenues were $3,012 during the quarter ended December 31, 2004 and $49,747 during the quarter ended December 31, 2003. Cost of revenues decreased by $46,735 or 93.9%, for the quarter ended December 31, 2004. Cost of revenues were $3,474 during the six months ended December 31, 2004 and $49,747 during the six months ended December 31, 2003. Cost of revenues decreased by $46,273 or 93.0%, for the six months ended December 31, 2004. Cost of revenues is comprised of printing and distribution costs for the Tectonic print directories. The decrease in cost of revenues over the quarter and six months ended December 31, 2004 is primarily due to the timing of distribution of printed advertising products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,376,966 during the quarter ended December 31, 2004 and $767,613 during the quarter ended December 31, 2003. General and administrative increased by $609,353 or 79.4%, for the quarter ended December 31, 2004. General and administrative expenses were $2,696,621 during the six months ended December 31, 2004 and $1,201,625 during the six months ended December 31, 2003. General and administrative increased by $1,494,996 or 124.4%, for the six months ended December 31, 2004. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs. In addition, substantial professional fees associated with SEC filings and reporting as well as legal, insurance and accounting charges and facility costs for various property rentals are included as part of this cost. The increase in General and administrative over the prior periods is primarily a result of Tectonic's newly acquired businesses, including the costs associated with the integration of the various acquisitions under a unified management team. The Company also incurred significant charges in the raising of finance over the six months ended December 31, 2004. The Company continuously reassesses its level of expenditure to eliminate costs inconsistent with the expansion of our core competency in construction information. In subsequent periods, Tectonic's general and administrative expenses are expected to occur at the same levels as the current quarter. Subsequent to the proposed sale of GO, general and administrative expenses associated with the planned divestiture are expected to be significant and will include the costs of engaging advisors for the planned sale, legal, accounting and filing fees associated with the planned transaction as well as other charges related to the separation of back office functions.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $873,228 during the quarter ended December 31, 2004 and $137,584 during the quarter ended December 31, 2003. Sales and marketing increased by $735,644 or 534.7%, for the quarter ended December 31, 2004. Sales and marketing expenses were $1,523,446 during the six months ended December 31, 2004 and $229,702 during the six months ended December 31, 2003.

Sales and marketing increased by $1,293,744 or 563.2%, for the six months ended December 31, 2004. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and marketing materials. The increase in sales and marketing expenses over the prior periods is primarily a result of the newly acquired businesses within our Tectonic subsidiary as the various sales forces were consolidated into a single national sales force selling all product lines as well as a single combined inside sale force. In addition, a combined branding and marketing effort was undertaken with all acquired businesses and product lines re-branded under the single umbrella brand of Tectonic. In subsequent quarters, sales commissions for Tectonic are expected to increase as sales continue to increase although marketing expenses will decline as branding efforts are completed.

RESEARCH AND DEVELOPMENT

Research and development expenses were $9,901 during the quarter ended December 31, 2004 and $24,448 during the quarter ended December 31, 2003. Research and development expenses decreased by $14,547 or 59.5%, for the quarter ended December 31, 2004. Research and development expenses were $48,840 during the six months ended December 31, 2004 and $21,054 during the six months ended December 31, 2003. Research and development increased by $27,786 or 132.0%, for the six months ended December 31, 2004. Research and development expenses consist primarily of salaries and related costs of development personnel related to the enhancement of Tectonic's products. While Tectonic will continue to develop new products and will provide enhancements to existing products, the nature of the products sold by Tectonic do not require a significant research and development effort. The decrease and increase in research and marketing expenses over the quarter and six months ended December 31, 2004, over the prior periods was primarily due to the change in headcount focused on research and development.

DEPRECIATION AND AMORTIZATION

Depreciation  and  amortization  expense was $373,879  during the quarter  ended
December 31, 2004 and $19,638 during the quarter ended December 31, 2003. Depreciation and amortization expense increased by $354,241 or 1,803.9%, for the quarter ended December 31, 2004. Depreciation and amortization expense was $746,474 during the six months ended December 31, 2004 and $65,793 during the six months ended December 31, 2003. Depreciation and amortization increased by $680,681 or 1,034.6%, for the six months ended December 31, 2004. This increase was primarily a result of amortization of intangible assets acquired by Tectonic in the various acquisitions from November 2003 through January 2004.

INTEREST EXPENSE

Interest expense was $1,243,674 during the quarter ended December 31, 2004 and $83,818 during the quarter ended December 31, 2003. Interest expense increased by $1,159,856 or 1,383.8%, for the quarter ended December 31, 2004. Interest expense was $1,645,598 during the six months ended December 31, 2004 and $167,593 during the six months ended December 31, 2003. Interest increased by $1,478,005 or 881.9%, for the six months ended December 31, 2004. The increase is due to the interest charges on additional borrowings during the six months ended December 31, 2004, including the line of credit and the notes payable discussed below. During the six months ended December 31, 2004 the Company incurred non-cash finance charges in the amount of $1,455,577 resulting from the issuance of warrants in connection with the various debt financings noted below. Included in this amount, is a further $151,223 in finance charges as a result of the registration rights granted on the November 10, 2004 warrants. This amount was calculated using the Black-Scholes method and was based on the market price of the Company's common stock at December 31, 2004. In the quarter ended March 31, 2004 the Company will expense the remaining non-cash finance charges under these debt financings in the amount of $362,999. Approximately $83,333 of interest expense was incurred in quarter and six months ended December 31, 2004 and $166,666 was incurred in the six month period ended December 31, 2003, which represents non-cash charges related to the referral and reseller agreement noted below. This agreement was completed on September 17, 2004 and these non-cash charges will not reoccur.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents amounted to $558,623 and $190,968 as of December 31, 2004 and 2003, respectively.

Cash used in continuing operations amounted to $3,809,955 and $1,589,572 for the six months ended December 31, 2004 and 2003, respectively. The Company's losses from continuing operations for the six months ended December 31, 2004 and 2003 of $5,926,954 and $1,664,327, respectively, continued to be the main factor in the use of the operating cash flow. Non-cash charges during the six months ended December 31, 2004 and 2003 for depreciation and amortization, interest accretion on warrants and non-cash compensation amounted to $1,940,354 and $18,117, respectively. The Company's net changes in working capital items during the six months ended December 31, 2004 and 2003 amounted to net cash provided of $176,645 and $56,638, respectively. The significant increase in cash used in operations over the prior year corresponding quarter is primarily related to the acquisition, in November 2003 through January 2004, of three entities which are now part of Tectonic including expenditures related to the acquired personnel, unified branding efforts, the consolidation of management functions and integration of the acquired entities.

Cash provided by discontinued operations amounted to $1,183,504 and $871,104 for the six months ended December 31, 2004 and 2003, respectively. The Company's income from discontinued operations related to GO Software for the six months ended December 31, 2004 and 2003 of $957,745 and $236,089, respectively, was the main contributor to the cash provided by discontinued operations together with the assumption of certain GO related liabilities by the continuing operations of the Company.

Cash used in investing activities amounted to $34,123 and $17,809 during the six months ended December 31, 2004 and 2003, respectively. These expenditures primarily related to purchases of hardware and equipment for the Tectonic operation.

Cash provided by financing activities amounted to $2,995,864 and $579,906 during the six months ended December 31, 2004 and 2003, respectively, and was primarily comprised of the following items:

During the six months ended December 31, 2004, financing activities primarily consisted of $1,011,000 received under the line of credit and bridge loan, and $1,887,000 under the senior secured notes, both of which are discussed further below, a net $108,000 received from related party notes and $45,000 received from the issuance of warrants and the repayment of approximately $55,000 under the referral and reseller agreement noted below.

During the six months ended December 31, 2003, financing activities primarily consisted of $643,000 received in a private placement of common stock, a net $85,000 received from related party notes and $45,000 from the issuance of warrants and the repayment of approximately $161,000 under the referral and reseller agreement noted below.

Referral and Reseller Agreement

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

Line of Credit and Bridge Loan

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line were limited to 80% of the Company's gross eligible receivables. Advances under the line initially bore interest at 1.25% per month or 15.00% per year and were secured by all the assets of the Company. On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and was able to borrow another $500,000 upon the presentation to the lender of an acceptable executed letter of intent to divest of its GO Software business. The bridge loan, secured by all of the Company's assets, was due at the earlier of 120 days from the first advance or upon closing the sale of the GO Software business. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month or 16.20% per year.

On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 at that date (total of $750,000) and to provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO Software business. In conjunction with this financing, the Company issued to the lender warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.50% per month or 18.00% per year. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the proposed sale of GO Software. In the event the bridge loan was not paid in full by the due date, the Company was to pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment. On September 30, 2004, the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit on the presentation to the lender of a series of acceptable letters of intent for the proposed sale of GO.

On November 12, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to extend its bridge loan payment due date to the earlier of December 31, 2004 or the date of the closing of the proposed sale of GO Software, provided, that if the Company executed a definitive agreement for the sale of GO Software by November 30, 2004, then the extension date for the final loan payment would be extended to January 31, 2005. The final bridge loan payment was to include all outstanding principal and accrued interest on the loan. In addition, the weekly success fee element of the bridge loan was modified so that the Company was to make a payment of $75,000 to the lender if the Company repaid the loan by December 31, 2004 or $170,000 if the Company repaid the loan by January 31, 2005. In conjunction with this financing, the Company issued warrants to the lender to purchase 12,500 shares of the Company's common stock at $2.00 per share. The fair value of the warrants issued in both the August 2, 2004 and November 12, 2004 financing amounted to $44,067 and was accounted for as a discount to the debt. The discount was being accreted to interest expense over the initial term of the underlying debt. The amount of discount accreted during the six months ended December 31, 2004 amounted to $44,067. As of December 31, 2004, $1,702,123 was outstanding under the line of credit (including the bridge loan).

On January 11, 2005, the Company used approximately $1.9 million of the proceeds received from a financing from a lender noted in the Subsequent Event footnote to repay in full and terminate the line of credit and bridge loan described above.

Senior Secured Convertible Notes

On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes issued in a private placement. The notes were secured by a second priority lien on substantially all of the tangible and intangible assets of the Company and are presented in the line item "Notes Payable, net of unamortized discount" in current liabilities. The notes bore interest at an effective rate of 19.00% per annum, and were due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes had a conversion feature, and contained some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders and the finder to purchase 500,000 shares of common stock at a price of $1.52 per share and 50,000 shares of common stock at $3.50 per share, respectively. The notes allowed the holders to participate in any of the Company's future financings, unless the financing involves only debt and debt securities, by converting the notes into the securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company that he owns.

On November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement to the existing noteholders. These additional notes were also secured by a junior lien on substantially all of the tangible and intangible assets of the Company. The Company paid prepaid interest of $45,000 upon the sale of the additional notes. The notes were due on the earlier of February 1, 2005 or the closing of the sale of GO Software. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share. The noteholders were also granted registration rights on all existing warrants held by them. Arol Wolford, the Company's President and CEO executed an amended Guaranty, Pledge and Security Agreement whereby Mr. Wolford again agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company which he owns. The fair value of the warrants issued amounted to $614,825 and $645,461 for the August 18, 2004 and November 10, 2004 financings, respectively, and was accounted for as a discount to the debt. The discount was being accreted to interest expense over the initial term of the underlying debt. The term was to expire on February 28, 2005. The Company also recorded a further $151,223 in interest expense as a result of the registration rights granted on the November 10, 2004 warrants. This amount was calculated using the Black-Scholes method and was based on the market price of the Company's common stock at December 31, 2004. The amount of discount accreted during the six months ended December 31, 2004 amounted to $897,286 and the remaining discount of $362,999 will be accreted during the quarter ended March 31, 2005.

On January 11, 2005, the Company used approximately $2.3 million of the proceeds received from a financing from a lender noted in the Subsequent Events footnote to repay in full the amounts due under second secured convertible promissory notes. As a result, the lenders under these notes no longer have the right to participate in the Company's future financings.


Subsequent Events

Convertible Term Note and Convertible Revolving Note

On January 11, 2005, the Company completed a financing transaction with a lender pursuant to the terms of a Security Agreement, dated as of January 10, 2005, by and among the Company and its subsidiaries and the lender. Pursuant to the Security Agreement, the Company and its subsidiaries issued and sold to the lender (i) a Secured Convertible Term Note (the "Term Note") in the principal amount of $4 million, which is convertible into the Company's common stock, and
(ii) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note" and together with the Term Note and the Revolving Note, the "Notes") in the aggregate principal amount of

$1.5 million, which are convertible into the Company's common stock. The Company also issued to the lender a warrant to purchase, at any time prior to January 9, 2012, 750,000 shares of the Company's common stock at a purchase price of $2.36 per share and a stock purchase right for up to 40% of the loan value. The Company also issued 50,000 warrants to an affiliate of the lender at a price of $3.50 per share at any time prior to January 9, 2008. The issuance of the Notes and the warrants were completed in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Notes are due on January 9, 2008. The interest rate on the Notes is equal to the greater of 7% or the prime rate plus 3% (8.25% as of January 11, 2005). The interest rate may be adjusted downward depending on (i) whether the Company has registered the shares underlying the Term Note, the Minimum Borrowing Note and the warrant and (ii) the price of the Company's common stock. The effective annual interest rate of this convertible debt, after considering the total debt issue costs (discussed below), is approximately 15.2%.

The notes issued to the lender contained beneficial conversion features, and the intrinsic value of the conversion features of both the warrants and notes will be recognized as a discount to the notes in the quarter ended March 31, 2005. The gross proceeds of the convertible debt will be allocated to the debt instrument, the warrants and the stock purchase right on a relative fair value basis. The Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company will record a debt discount of (i) $1,091,744 for the valuation of the 800,000 warrants issued; (ii) $509,262 for the valuation of the stock purchase right issued; (iii) $1,237,566 for the beneficial conversion feature inherent in the financing and (iv) $367,000 for debt issue costs paid to affiliates of the lender, for a total discount of $3,205,572 in the quarter ended March 31, 2005. The discount will be allocated on a proportional basis to the Revolving Note and the Term Note on both a short-term and long-term basis and resulted in the respective balances, net of unamortized discount as of the financing date of $625,753, $556,225 and $1,112,450, respectively. The net cash proceeds received by the Company after repaying the Company's then existing receivables based line of credit and then existing senior secured convertible notes as well as debt issuance costs amounted to $922,220.

Under the Term Note, the Company must make monthly payments of $121,212 plus accrued and unpaid interest. If certain criteria specified in the Term Note are met, then the lender may require the Company to pay all or a portion of the monthly payment by issuing shares of its common stock to lender. The conversion repayment criteria are as follows: each month by the fifth business day prior to each amortization date, the lender shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by the lender on or before the applicable notice date for such repayment date, then the Company will pay the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to lender in an amount equal to 102% of the principal portion of the monthly amount due. If the lender converts all or a portion of the monthly amount into shares of the Company's common stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $2.11 per share.

The maximum amount available under the Revolving Note and the Minimum  Borrowing
Note is equal to the lesser of (i) $1.5 million less any reserves required by Lender or (ii) 90% of the eligible accounts (as defined in the Security Agreement) less any reserves required by Lender.

If at any time the amount outstanding under the Revolving Note is equal to or greater than $500,000 and the amount outstanding under the Minimum Borrowing
Note is less than $500,000, then the difference between $500,000 and the amount outstanding under the Minimum Borrowing Note will be transferred from the Revolving Note to the Minimum Borrowing Note.

The initial fixed conversion price of the Notes is $2.11 per share and is subject to certain anti-dilution adjustments. Upon the occurrence of an event of default under the Notes, the interest rate on the Notes shall be increased by 2% per month, and if the event of default continues beyond any applicable grace period, then the lender may require the Company, to repay 120% of the principal and interest then outstanding.

The Notes are secured by a first priority lien on the assets of the Company and its subsidiaries. As a part of granting the first priority lien on its assets, the Company entered into a Stock Pledge Agreement, dated as of January 10, 2005, with the lender, pursuant to which the Company pledged the capital stock of GO and Tectonic as security for the loans from the lender. Furthermore, pursuant to a Side Letter Agreement, dated as of January 10, 2004, by and among the Company and its subsidiaries and the lender, the lender agreed to release its security interest (i) in GO's assets in the event that all or substantially all of GO's assets are sold or (ii) in the capital stock of GO in the event that the Company sells all of the capital stock of GO. Generally, the release of the lenders' security interest pursuant to the Side Letter is conditioned upon (i) the Company depositing an amount of cash into a blocked account sufficient to repay the Term Note, (ii) the lenders' receipt of funds sufficient to reduce the amounts outstanding under the Revolving Note and the Minimum Borrowing Note to $500,000 and (iii) the absence of any events of default under the Security Agreement.

Pursuant to the terms of a Registration Rights Agreement, dated as of January 10, 2005, by and between the Company and the lender, the Company agreed to file a registration statement to cover the resales of the shares of the Company's common stock issuable upon conversion of the Notes and the warrant. Failure of the Company to comply with the registration requirements in the Registration Rights Agreement within specified time periods would require the Company to pay liquidated damages until the failure to comply is cured.

Historically, all of the Company's operating income and substantially all of its operating cash flow has been generated by the GO operations. Tectonic is in an early stage of its development and has not been able to generate sufficient cash for its operations. Management believes that the proceeds received from the anticipated closing of the sale of GO will provide the Company with sufficient cash to operate for the next 12 months. Additionally, certain board members have formally committed to infuse the Company with up to $1,000,000 on an as needed basis for working capital purposes through December 31, 2005. At this time, we have no other available credit lines or other loan facilities in place. If the Company is unable to close the proposed sale of GO transaction in a timely manner, the Company may need to raise additional capital from outside sources either through the incurrence of additional indebtedness or the sale of equity. If the Company is unable to raise additional capital and secure adequate liquidity as described above, the operations of the Company could be materially impaired. In this regard, the Company would have to take immediate action to reduce costs, which may include headcount and salary reductions, cessation of all research and development efforts and the implementation of other short-term programs in an effort to increase cash flow, including the curtailment of currently unprofitable lines of business.

While no absolute assurances can be given, the Company believes that its liquidity as funded by its operations and financing activities in conjunction with the planned divestiture of GO will be sufficient for it to continue as a going concern for the next 12 months . Should the timing of the planned divestiture of GO be significantly delayed, the Company will need to adjust its business plan to address any cash flow needs at that time.

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

The historical rate of product returns for the Company's GO Software subsidiary software products is negligible. Further, the Company did not have any transactions during the periods ended December 31, 2004 or 2003 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

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

Goodwill

Goodwill represents the excess of consideration given in purchase business combinations over the estimated fair value of the assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, for the Company's payment processing business presented as a discontinued operation, and on December 31, for its construction information business. The Company conducts additional tests if indicators of potential impairment exist, using a fair-value approach. This approach requires that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of the Company's goodwill is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the Company's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. No impairment of goodwill has been identified during any of the periods presented.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment (SBP). The Statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The effective date for public companies that file as small business issuers is interim and annual periods beginning after December 15, 2005 and will be applied to all outstanding and unvested SBP awards at the company's adoption. Management expects that this Statement could have a significant impact on the Company's financial statements.

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

In fiscal 2003, the parties filed a Consent Motion to extend the time for completion of discovery on the grounds that the parties had discussed the possibility for settlement and were actively pursuing mediation in an effort to resolve the dispute. Unicomp requested a postponement of mediation until June 2004 or a mutually agreeable time thereafter. In consideration of the request for postponement, in June 2003, the parties agreed that Unicomp would pay the Company $100,000, over a one year period in four installments of $25,000. The Company received the four installments under the agreement. The one year term embodied in the order granting postponed mediation and extension of the discovery period expired on July 19, 2004.

On August 2, 2004, ROI filed with the Court an order enforcing its July 2003 Order Granting Postponed Mediation and Extension of Discovery Period, and provided defendant Unicomp ten days from the date of the new order to contact counsel for ROI to reschedule the postponed mediation. In response to the filing, Unicomp again requested that the mediation be postponed and agreed that Unicomp will pay the Company $50,000 in two $25,000 installments, the first due on December 20, 2004 and the second on March 21, 2005, and at that time mediation will commence. The Company received the first installment under the agreement on January 17, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement under
Section 4(2) of the Securities Act of 1933. The notes, which have since been repaid, bore interest at an effective rate of 19.00% per annum and were due on the earlier of February 1, 2005 or the closing of the sale of GO Software. The notes allowed the holders to participate in any of the Company's future financings, unless the financing involves only debt and debt securities, by converting the notes into the securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share.

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

(b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 2004:

      On December 10, 2004 and on December 14, 2004, the Company filed reports on Form 8-K and Form 8-K/A respectively, to announce that it entered into a material definitive agreement for the sale of the assets of GO Software, Inc. and to attach the Asset Purchase Agreement and related Voting Agreements.

      The Company furnished the following reports on Form 8-K during the quarter ended December 31, 2004:

      On November 15 2004, the Company furnished a Form 8-K, which attached a press release announcing the Company's financial results for the quarter ended September 30, 2004.

      On December 6, 2004,  the Company  furnished a Form 8-K,  which attached a
      press  release   announcing  the  Company  had  entered  into  a  material
      definitive agreement for the sale of the assets of GO, Software, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2005

                                       Return On Investment Corporation
                                       (Registrant)

                                       By: /s/ Arol Wolford
                                           ----------------------------
                                           Arol Wolford
                                           President and Chief
                                           Executive Officer

                                       By: /s/ Sherwin Krug
                                           ----------------------------
                                           Sherwin Krug
                                           Chief Financial Officer