Form 10QSB
period 2005-03-31
Tectonic Network, Inc
filed 2005-05-20
CIK 866492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                                    000-33279
                                      -----
                             Commission File Number

                             TECTONIC NETWORK, INC.
                          -------------------------
                 (Name of Small Business Issuer in its Charter)

              DELAWARE                                22-3038309
            -----------                             --------------
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

                                 Yes |X| No |_|

The registrant had 13,867,054 shares of common stock outstanding as of May 1, 2005.

Transitional Small Business Disclosure Format:

                                 Yes |_| No |X|

PART I. FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2005 (unaudited) and June 30, 2004

                  Consolidated Statements of Operations (unaudited) for the three and nine months ended March 31, 2005 and 2004

                  Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended March 31, 2005 and 2004

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

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES


PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2005 and June 30, 2004; the consolidated statements of operations for the three and nine months ended March 31, 2005 and March 31, 2004; and the consolidated statements of cash flows for the nine months ended March 31, 2005 and March 31, 2004 have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto audited by the Company's independent registered public accountants included in the Company's Form 10-KSB for the fiscal year ended June 30, 2004 filed on October 12, 2004.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. On December 6, 2004, the Company entered into a definitive agreement for the sale of the assets of the GO business and on February 28, 2005, the assets of GO were sold to VeriFone, Inc. In accordance with GAAP, during the fiscal quarter ended December 31, 2004, the Company began to present GO as a discontinued operation in its financial statements. The financial statements included herein for the nine months ended March 31, 2005 and 2004 have been recast to reflect GO as a discontinued operation. In addition, the June 30, 2004 consolidated balance sheet data included herein has been recast to present the GO business as a discontinued operation.

                     TECTONIC NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             March 31,       June 30,
                                               2005            2004

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                $  3,725,622    $    223,333
  Accounts Receivable, Net                      313,298         470,138
  Other                                         428,987         372,415
  Assets of Business Held for Sale                   --       3,066,730
                                           ------------    ------------
Total Current Assets                          4,467,907       4,132,616

Restricted Cash                               4,130,000              --
Property and Equipment, Net                     183,658         181,486
Goodwill                                      2,965,679       2,965,679
Intangibles, Net                              2,424,906       3,472,899
                                           ------------    ------------
                                           $ 14,172,150    $ 10,752,680
                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                         $    513,093    $  1,035,117
  Accrued Expenses                              998,460       1,097,618
  Deferred Revenue                              461,101         664,232
  Revolver, net
     of unamortized discount                    230,939              --
  Term Note, net
     of unamortized discount                    671,824              --
  Note Payable Other                            243,000         893,000
  Line of Credit, net
     of unamortized discount                         --         691,529
  Notes Payable - Related Parties                    --         305,200
  Other financing, net
      of unamortized discount                        --         316,672
  Liabilities of Business Held for Sale              --       1,397,750
  Warrant Liability                           1,528,207              --
                                           ------------    ------------
Total Current Liabilities                     4,646,624       6,401,118
                                           ------------    ------------
LONG TERM LIABILITIES
   Term Note, net of unamortized
     discount - long term                     1,175,693              --

STOCKHOLDERS' EQUITY
  Common Stock $.01 Par Value
    25,000,000 Shares Authorized;
    13,867,054 and 13,717,054 Shares
    Issued and Outstanding                      138,671         137,170
  Additional Paid-in Capital                 23,473,987      21,287,863
  Accumulated Deficit                       (15,262,825)    (17,073,471)
                                           ------------    ------------

Total Stockholders' Equity                    8,349,833       4,351,562
                                           ------------    ------------
                                           $ 14,172,150    $ 10,752,680
                                           ============    ============

See accompanying notes to consolidated financial statements.

                     TECTONIC NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                  March 31,       March 31,        March 31,      March 31,
                                                    2005            2004             2005          2004
Revenues

  Consulting Fees                               $     98,718    $     33,193    $    267,386    $     33,193
  Advertising Revenue                                 93,509         560,082         662,340         631,269
                                                ------------    ------------    ------------    ------------
Total Revenues                                       192,227         593,275         929,726         664,462
                                                ------------    ------------    ------------    ------------

Expenses
  Cost of Revenues                                    11,392         302,124          14,866         351,871
  General and Administrative                       1,037,227         860,732       3,733,848       2,062,357
  Sales and Marketing                                863,838         616,229       2,387,284         845,931
  Research and Development                           292,717         248,890         341,557         269,944
  Depreciation and Amortization                      375,834          24,183       1,122,308          89,976
                                                ------------    ------------    ------------    ------------
Total Operating Expenses                           2,581,008       2,052,158       7,599,863       3,620,079
                                                ------------    ------------    ------------    ------------
Operating Income (Loss)                           (2,388,781)     (1,458,883)     (6,670,137)     (2,955,617)

  Net Interest Expense                               792,153          83,408       2,437,751         251,001
                                                ------------    ------------    ------------    ------------
Loss from Continuing Operations                   (3,180,934)     (1,542,291)     (9,107,888)     (3,206,618)
Income (Loss) from Discontinued Operations            26,924        (107,142)        984,669         128,947
Gain on Disposal of Discontinued Operations        9,933,865              --       9,933,865              --
                                                ------------    ------------    ------------    ------------
Net Income (Loss)                               $  6,779,855    $ (1,649,433)   $  1,810,646    $ (3,077,671)
                                                ============    ============    ============    ============

Earnings (Loss) Per Share - Basic
and Diluted
  Continuing Operations                         $       (.23)   $       (.12)   $       (.66)   $       (.28)
  Discontinued Operations                                .72            (.01)            .79             .01
                                                ------------    ------------    ------------    ------------

Earnings (Loss) Per Share - Basic and Diluted   $        .49    $       (.13)   $        .13    $       (.27)
                                                ============    ============    ============    ============


Common Shares Outstanding - Basic and Diluted     13,867,054      12,630,378      13,852,219      11,445,615
                                                ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                     TECTONIC NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND NINE MONTHS ENDED MAR 31, 2005 AND 2004
                                   (Unaudited)


                                                  Nine Months Ended
                                               Mar. 31,        Mar 31,
                                                 2005           2004

Operating Activities
  Net Income (Loss)                          $  1,810,646    $ (3,077,671)
   Income from Discontinued Operations         10,918,534         128,947
                                             ------------    ------------
  Loss from Continuing
  Operations                                   (9,107,888)     (3,206,618)

  Adjustments to Reconcile Net
   (Loss) to Net Cash Used in
   (Provided by)Operating Activities:
     Non-cash issuance of warrants              3,754,165         249,999
     Non-cash debt discount                    (2,421,544)             --
     Depreciation and Amortization              1,122,308          89,976
     Non-cash referral fees                      (345,030)       (214,341)
  Changes in Operating
   Assets and Liabilities                        (724,044)       (185,577)
                                             ------------    ------------
Net Cash Used in
  Continuing Operations                        (7,722,033)     (3,266,561)
                                             ------------    ------------
Net Cash Provided by
  Discontinued Operations                      12,587,514       1,186,772
                                             ------------    ------------
Net Cash Used in
  Investing Activities                         (4,206,488)        (29,453)
                                             ------------    ------------
Net Cash Provided by
  Financing Activities                          2,843,296       2,412,037
                                             ------------    ------------

Net Increase in Cash                            3,502,289         302,795
Cash, Beginning of Period                         223,333         347,339
                                             ------------    ------------
Cash, End of Period                          $  3,725,622    $    650,134
                                             ============    ============

See accompanying notes to consolidated financial statements.

                     TECTONIC NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Tectonic Network, Inc., formerly Return on Investment Corporation (the "Company")had two primary operating subsidiaries during fiscal 2004 and for the majority of the first nine months of fiscal 2005: (i) Tectonic Solutions, Inc. ("Tectonic") which develops and markets building product information solutions for the construction industry including printed directories, a searchable online building product information database, an online studio for the search, visualization and selection of carpet, paint and other textiles and customized web based solutions for organizing building product manufacturer databases for easier search and selection and (ii) GO Software, Inc. ("GO") which develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux.

Divestiture of GO, Liquidity and Going Concern

On December 6, 2004, the Company and GO entered into an Asset Purchase Agreement with VeriFone, Inc. ("VeriFone") pursuant to which VeriFone purchased substantially all of GO's assets on February 28, 2005. This divestiture is part of the Company's new business strategy to focus on its construction information product offerings. Following the sale of GO, the Company also changed its name to Tectonic Network, Inc. to more appropriately reflect its new market focus.

Historically, the Company has functioned as a holding company with businesses in both the payment processing and, more recently, the construction information industries. These industries are unrelated and are not synergistic in nature. Management believes that the Company's future prospects would be greatly enhanced by focusing on the construction information industry rather than the payment processing industry. While GO had achieved success under the Company, achieving revenue growth and becoming a market leader, management recognized that competitors in the payment processing industry have much greater financial resources than the Company and that the continued success of GO would be put at risk due to the undercapitalization of the Company. Thus, management believed that it was in the best interests of the Company and its stockholders for the Company to pursue a path where the odds of future success appear to be greatly improved. The construction information industry is a highly fragmented industry with numerous opportunities for growth and service needs that are not yet served by the marketplace.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and assume realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception in August 2000 and has financed its operations principally through equity investments and borrowings, as well as revenue from the GO business, and more recently the proceeds from the sale of GO's assets. As of March 31, 2005, the Company's accumulated deficit was $15,262,825. Our net losses and negative cash flow are likely to continue for the foreseeable future and profitability is dependent upon us significantly increasing our revenues from new and existing customers, as well as reducing our expense base. If we cannot achieve sufficient revenue and reduce our expense base, we will incur additional losses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern; however the Company has implemented a program to increase revenue and is currently taking actions to reduce its expense base.

We cannot reliably predict when, or if, we will become profitable or if such profitability will be sustainable. Furthermore, if we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements, and we may be unable to continue our business as presently conducted unless we obtain funds from additional financings. Certain board members have formally committed to invest up to $1,000,000 on an as-needed basis for working capital purposes through March 31, 2006. Since the Company does not currently have any availability under its existing credit facility, the Company may need to raise additional capital from outside sources either through the incurrence of additional indebtedness or the sale of equity. Our ability to raise financing from third parties may be limited by our agreements with our current lender as well as market conditions, and it is possible that we may not be able to raise additional financing on acceptable terms, if at all.

The Company's continuing Tectonic operations were acquired through a series of acquisitions which occurred between November 2003 and January 2004. The companies acquired were, and still are, in the start-up stage, and the Company currently faces the risks of an early-stage company with new and evolving product lines. We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, including:

      o     significant net losses;
      o     lack of sufficient customers;
      o     significant fluctuations in our revenues and expenses;
      o     lack of market acceptance of our product lines;
      o     longer than anticipated sales cycles;
      o     insufficient revenues and cash flow to be self-sustaining;
      o     insufficient funding for necessary capital expenditures;
      o     an unproven business model;
      o     a changing business focus; and
      o     difficulties in managing potentially rapid growth.

Based on our current level of operations, we are uncertain as to whether our cash flows from operations including $3,725,622 of unrestricted cash on hand as of March 31, 2005 will be adequate to meet our future liquidity needs for at least one year from the date of this report. In this regard, the Company has begun to adopt to an alternative strategy that includes actions such as:

      o     reducing headcount;
      o     eliminating non-core product lines;
      o     reducing capital expenditures;
      o     reducing research and development efforts; and
      o     seeking additional funding.

It is possible that factors outside of our control may impede our ability to effectively implement this strategy, and even if we are able to implement this strategy, it is possible that we may not realize all of the benefits that we anticipate.

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

The financial information included in this report has been prepared by the Company and has not been audited. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 30, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. On December 6, 2004, the Company entered into a definitive agreement for the sale of the assets of the GO business and on February 28, 2005, the assets of GO were sold to VeriFone, Inc. In accordance with GAAP, during the fiscal quarter ended December 31, 2004, the Company began to present GO as a discontinued operation in its financial statements. The financial statements included herein for the nine months ended March 31, 2005 and 2004 have been recast to reflect GO as a discontinued operation. In addition, the June 30, 2004 consolidated balance sheet data included herein has been recast to present the GO business as a discontinued operation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the allowance for accounts receivable, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, contingency provisions and other accrued charges. These estimates were made using the historical information available to management. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustment when necessary. Actual results could differ from those estimates.

Restricted Cash

Restricted cash in the amount of $4,000,000 is held on deposit with a bank and represents the security interest of the Company's lender for the $4,000,000 Term Note (see Note 6). The Company is entitled to retain the interest earned on this restricted cash. Beginning April 1, 2005, the restricted cash is to be used to repay in cash the principal amounts due under the Term Note with the lender in monthly increments of $121,212 representing 1/33 of the Term Note. Provided certain conversion criteria are met, all or a portion of the monthly principal amount due of $121,212 is convertible into shares of the Company's common stock, and the lender's receipt of such shares upon conversion of the principal amount will be in lieu of the cash payment to which the lender would otherwise be entitled. Furthermore, if the amount of restricted cash exceeds the outstanding principal amount owned under the Term Note, then upon the Company's request and provided that there are no events of default under the agreements with the lender, the lender will release such excess restricted cash.

The Company also has $130,000 of restricted cash that is held on deposit with a bank and as security for a Letter of Credit held in favor of a landlord for the Company's office space in Englewood, CO. Provided the Company is not in default of the underlying lease agreement, the Letter of Credit expires on September 30, 2007. If the Company is in default under the lease, the Letter of Credit may be extended through the term of the lease which expires on March 31, 2009. The Company is entitled to retain the interest earned on this restricted cash.

Revenue Recognition

The Company's ongoing business, Tectonic, has the following revenue recognition policies:

Consulting fee revenues are generated by Tectonic from professional consulting services primarily in the development of customizable web sites for building product manufacturers and are generally recognized when the services are performed or if part of a consulting agreement, pursuant to which services will be provided over a period longer than three months, then according to the percentage of completion basis under contract accounting as per SOP 81-1. It is anticipated that consulting fee revenues will be the largest component of revenue due to the relative size of these contracts.

Advertising revenues are generated by Tectonic from the listings of advertisements in print and electronic directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and from photographing and displaying products on the Company's proprietary websites. Advertising revenue connected to the sale of advertising in print directories is only recognized upon the publication and shipment of those directories. Revenue from the sale of advertising or photography for the display on websites is recognized over the contract subscription period, which is generally one year.

With Respect to Certain Transactions in accordance with EITF 00-21,"Revenue Arrangements with Multiple Deliverables" and SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," revenues recognized from multiple-element advertising contracts are allocated to each element of the contract based on the fair values of the elements, such as advertising distributed in printed directories, or advertising displayed in online websites.

The GO subsidiary, which is presented as a discontinued operation, had the following additional revenue recognition policies:

The GO subsidiary  recognizes  revenues from licenses of computer  software once
(i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. In cases of future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization and requirements to provide additional products in the future and to port products to new platforms. Contracts that require significant software customization are accounted for on the percentage of completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

GO's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and under SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." Revenues recognized from multiple-element software license contracts are allocated to each element of the contract based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

GO's historical rate of product returns for software products is negligible. Further, the Company did not have any transactions during the periods ended March 31, 2005 or 2004 involving reciprocal arrangements in which goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Support and update services revenues for the Company's GO Software subsidiary, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues for the Company's GO Software subsidiary, are generated from professional consulting and training services and are recognized when the services are performed.

As a result of the sale of GO's assets, the Company no longer intends to focus on the sale of software licenses and will in the future generate revenues primarily from consulting fees and advertising.

Net Income (Loss) Per Share

Net income  (loss)  available to common  stockholders  per share is presented in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic net income (loss) available to common stockholders per share is based on the weighted average number of shares of common stock outstanding during the period. Shares issued or reacquired during any period have been weighted for the portion of the period they were outstanding. In periods in which they have a dilutive effect, common shares contingently issuable and those issuable upon the exercise of stock options and warrants are included in the diluted earnings per share calculation. Since the contingently issuable common shares and those issuable upon the exercise of stock options and warrants are anti-dilutive, the diluted earnings per share is equal to the basic earnings per share. In accordance with SFAS 128, the control number used to determine if shares are dilutive is income from continuing operations. As the Company has losses from continuing operations, basic and diluted earning per share are the same. Basic and diluted income (loss) per share has been computed based upon 13,867,054 and 12,630,378 shares outstanding during the three month period ending March 31, 2005 and 2004, respectively, and upon 13,852,219 and 11,445,615 shares outstanding during the nine month period ending March 31, 2005 and 2004, respectively. During the three month period ended March 31, 2005 and 2004, respectively, there were vested and unexercised, in the money stock options for 510,811 and 878,812 shares, respectively. During the nine month period ended March 31, 2005 and 2004, respectively, there were vested and unexercised, in the money stock options for 774,267 and 989,402 shares, respectively. During the three month period ended March 31, 2005 and 2004, respectively, there were vested and unexercised, in the money stock warrants for 0 and 791,592 shares, respectively. During the nine month period ended March 31, 2005 and 2004, respectively, there were vested and unexercised, in the money stock warrants for 920,685 and 891,206 shares, respectively.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R") (revised
2004), Share-Based Payment ("SBP"). The Statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The effective date for public companies that file as small business issuers is the beginning of the first interim or annual period beginning after December 15, 2005 and will be applied to all outstanding and unvested SBP awards at the company's adoption. Management expects that this Statement could have a significant impact on the Company's financial statements and is currently evaluating the various methods available under the pronouncement to determine the effect it will have on future financial statements.

Reclassifications

Prior year amounts have been reclassified to conform to current period presentation including the presentation of GO's business as a discontinued operation.

Note 2. Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company presents disclosure in accordance with the requirements of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment to SFAS 123 ("SFAS 148")." SFAS No. 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net income (loss) and basic net income (loss) per share as if SFAS No. 123 had been adopted.

Based on the additional disclosure requirements of SFAS No. 148, the following illustrates the assumptions and the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS 123.


                                                Three Months Ended              Nine Months Ended
                                                     March 31,                      March 31,
                                            ---------------------------     ---------------------------

                                               2005            2004            2005            2004
                                            -----------     -----------     -----------     -----------
Net income (loss), applicable to
common stockholders, as reported            $ 6,779,855     $(1,649,433)    $ 1,810,646     $(3,077,671)

Add stock-based employee
compensation expense
included in reported
net earnings                                         --              --              --              --

Less total stock-based employee
compensation expense determined
under fair value based methods
for all awards                                  (35,441)       (179,484)       (190,450)       (480,994)
                                            -----------     -----------     -----------     -----------
Pro forma net income (loss)                 $ 6,744,414     $(1,828,917)    $ 1,620,196     $(3,558,665)
                                            ===========     ===========     ===========     ===========

Basic and diluted  income (loss) per
share,  as reported                         $      0.49     $     (0.13)    $      0.13     $     (0.27)

Basic and diluted  Pro forma net
income  (loss) per share                    $      0.49     $     (0.14)    $      0.12     $     (0.31)
                                            ===========     ===========     ===========     ===========


Note 3. Discontinued Operations

On December 6, 2004, the Company announced that it had entered into a definitive agreement for the sale of the assets of GO for $13 million in cash and up to $2 million depending upon future events. On February 28, 2005, the assets of GO were sold to VeriFone. The sale is part of the Company's new business strategy to focus on its construction information product offerings. In accordance with GAAP, during the three and six months ended December 31, 2004 the Company began to present GO as a discontinued operation in its financial statements. The financial statements included herein for the three and nine months ended March 31, 2005 and 2004 have been restated to reflect GO as a discontinued operation.

Information regarding the above described discontinued operation is as follows:

                                                      Three Months Ended                 Nine Months Ended
                                                           March 31,                         March 31,
                                               -----------------------------     ----------------------------
                                                   2005             2004             2005            2004
                                               ------------     ------------     ------------    ------------
Net Revenue                                    $  1,467,262     $  2,313,394     $  6,857,955    $  6,758,951


Income (Loss) on Operations                          26,924         (107,142)         984,669         128,947
Gain on disposal                                  9,933,865               --        9,933,865              --
                                               ------------     ------------     ------------    ------------
Net income (loss) on discontinued operation
                                                  9,960,789         (107,142)      10,918,534         128,947
                                               ============     ============     ============    ============

                                                                                   March 31,         June 30,
                                                                                   --------------------------
                                                                                   2005                  2004
Current Assets                                                               $       --            $  996,961
Property and Equipment                                                               --               313,252
Goodwill and Intangibles, Net                                                        --             1,756,517
Other Liabilities                                                                    --             1,397,750


Note 4. Line of Credit

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line were limited to 80% of the Company's gross eligible receivables. Advances under the line initially bore interest at 1.25% per month or 15.00% per year and were secured by all the assets of the Company. On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and was able to borrow another $500,000 upon the presentation to the lender of an acceptable executed letter of intent to divest GO. The bridge loan, secured by all of the Company's assets, was due at the earlier of 120 days from the first advance or upon closing the sale of GO. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month or 16.20% per year.

On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 at that date (for a total of $750,000) and to provide for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO business. In conjunction with this financing, the Company issued the lender warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.50% per month or 18.00% per year. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the sale of GO. In the event the bridge loan was not paid in full by the due date, the Company was required to pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment. On September 30, 2004, the Company presented the lender a series of acceptable letters of intent for the sale of GO and the Company borrowed the additional $750,000 under the bridge loan feature of its line of credit.

On November 12, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to extend its bridge loan payment due date to the earlier of December 31, 2004 or the date of the closing of the sale of GO, provided, that if the Company executed a definitive agreement for the sale of GO by November 30, 2004, then the maturity date for the final loan payment would be extended to January 31, 2005. The final bridge loan payment was to include all outstanding principal and accrued interest on the loan. In addition, the weekly success fee element of the bridge loan was modified so that the Company was to make a payment of $75,000 to the lender if the Company repaid the loan by December 31, 2004 or $170,000 if the Company repaid the loan by January 31, 2005. In conjunction with this financing, the Company issued warrants to the lender to purchase 12,500 shares of the Company's common stock at $2.00 per share. The fair value of the warrants issued in both the August 2, 2004 and November 12, 2004 financing amounted to $44,067 and was accounted for as a discount to the debt. The discount was accreted to interest expense over the term of the underlying debt.

On January 11, 2005, the Company used approximately $1.9 million of the proceeds received from a financing described in Note 6 below to repay in full and terminate the line of credit and bridge loan described above.

Note 5. Senior Secured Convertible Notes

On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes issued in a private placement. The notes were secured by a second priority lien on substantially all of the tangible and intangible assets of the Company. The notes bore interest at an effective rate of 19.00% per annum, and were due on the earlier of February 1, 2005 or the closing of the sale of GO. The notes had a conversion feature, and contained some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders and the finder to purchase 500,000 shares of common stock at a price of $1.52 per share and 50,000 shares of common stock at $3.50 per share, respectively. The notes allowed the holders to participate in any of the Company's future financings, unless the financing involved only debt and debt securities, by converting the notes into the securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company that he owns.

On November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement to the existing noteholders. These additional notes were also secured by a second priority lien on substantially all of the tangible and intangible assets of the Company. The Company paid prepaid interest of $45,000 upon the sale of the additional notes. The notes were due on the earlier of February 1, 2005 or the closing of the sale of GO. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share. The noteholders were granted registration rights on all existing warrants held by them. Arol Wolford, the Company's President and CEO executed an amended Guaranty, Pledge and Security Agreement whereby Mr. Wolford again agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company which he owns. The fair value of the warrants issued amounted to $614,825 and $645,461 for the August 18, 2004 and November 10, 2004 financings, respectively, and was accounted for as a discount to the debt. The discount was accreted to interest expense over the term of the underlying debt. The Company also recorded a further $43,123 as a credit to interest expense in the nine months ended March 31, 2005, as a result of the registration rights granted on the November 10, 2004 warrants. This amount was calculated using the Black-Scholes method and was based on the market price of the Company's common stock at December 31, 2004 and March 31, 2005.

On January 11, 2005, the Company used approximately $2.3 million of the proceeds received from a financing described in Note 6 to repay in full the amounts due under senior secured convertible promissory notes. As a result, the lenders under these notes no longer have the right to participate in the Company's future financings.

Note 6. Convertible Term Note and Convertible Revolving Note

On January 11, 2005, the Company completed a financing transaction with a lender pursuant to the terms of a Security Agreement, dated as of January 10, 2005, (the "Security Agreement") by and among the Company and its subsidiaries and the lender. Pursuant to the Security Agreement, the Company and its subsidiaries issued and sold to the lender (i) a Secured Convertible Term Note (the "Term Note") in the principal amount of $4,000,000, which is convertible into the Company's common stock, and (ii) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note" and together with the Term Note and the Revolving Note, the "Notes") in the aggregate principal amount of $1,500,000 million, which are convertible into the Company's common stock. The Company also issued to the lender a warrant to purchase, at any time prior to January 9, 2012, 750,000 shares of the Company's common stock at a purchase price of $2.36 per share and a right to make up to $2,200,000 in additional loans to or investments in the Company on substantially the same terms set forth in the Notes and the Security Agreement. The Company also issued 50,000 warrants to an affiliate of the lender at a price of $3.50 per share exercisable at any time prior to January 9, 2008. The issuance of the Notes and the warrants were completed in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Notes are due on January 9, 2008. The interest rate on the Notes is equal to the greater of 7% or the prime rate plus 3% (8.75% as of March 31, 2005). The interest rate may be adjusted downward depending on (i) whether the Company has registered the shares underlying the Term Note, the Minimum Borrowing Note and the warrant and (ii) the price of the Company's common stock. The effective annual interest rate of this convertible debt, after considering the total debt issue costs (discussed below), is approximately 15.2%.

The notes issued to the lender contained beneficial conversion features, and the intrinsic value of the conversion features of both the warrants and notes are being recognized as a discount to the notes. The gross proceeds of the convertible debt have been allocated to the debt instrument, the warrants and the stock purchase right on a relative fair value basis. The Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company recorded a debt discount of (i) $1,091,744 for the valuation of the 800,000 warrants issued; (ii) $509,262 for the valuation of the stock purchase right issued; (iii) $1,237,566 for the beneficial conversion feature inherent in the financing and (iv) $367,000 for debt issue costs paid to affiliates of the lender, for a total discount of $3,205,572 in the current quarter. The net cash proceeds received by the Company after repaying the Company's then existing receivables based line of credit and then existing senior secured convertible notes as well as debt issuance costs amounted to $922,220.

Under the Term Note, the Company must make monthly payments of $121,212 plus accrued and unpaid interest. If certain criteria specified in the Term Note are met, then all or a portion of the monthly payment due on the Term Note shall be paid by issuing shares of its common stock to lender. In order for the conversion criteria to be met (i) the average closing price of the Company's common stock for the five trading days immediately preceding the monthly payment date must be greater than or equal to 110% of the conversion price, which is currently $2.11 per share, and (ii) the amount of such debt to be converted to common stock does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22-day trading period immediately preceding the delivery of the notice described below. If the conversion criteria are not met, then the lender will only convert that portion of the payment which meets the conversion criteria, and the number of shares to be issued upon such conversion will be equal to the dollar amount of monthly payment to be converted divided by the then-applicable conversion price. The Company is required to pay 102% of the monthly amount due for any amounts which are not converted to common stock as a result of the failure to meet the conversion criteria. Each month the lender is required to deliver to the Company a notice stating whether, according to the conversion criteria, the monthly amount payable shall be paid in cash, common stock or a combination of both. In the event that the lender does not provide the notice to the Company, then the Company is required to pay the lender 102% of the amount due for that month in cash.

If at any time the amount outstanding under the Revolving Note is equal to or greater than $500,000 and the amount outstanding under the Minimum Borrowing
Note is less than $500,000, then the difference between $500,000 and the amount outstanding under the Minimum Borrowing Note will be transferred from the Revolving Note to the Minimum Borrowing Note.

The initial fixed conversion price of the Notes is $2.11 per share and is subject to certain anti-dilution adjustments. Upon the occurrence of an event of default under the Notes, the interest rate on the Notes shall be increased by 2% per month, and if the event of default continues beyond any applicable grace period, then the lender may require the Company to repay 120% of the principal and interest then outstanding.

The Notes are secured by a first priority lien on the assets of the Company and its subsidiaries. As a part of granting the first priority lien on its assets, the Company entered into a Stock Pledge Agreement, dated as of January 10, 2005, with the lender, pursuant to which the Company pledged the capital stock of GO and Tectonic as security for the loans from the lender. Furthermore, pursuant to a Side Letter Agreement, dated as of January 10, 2004, by and among the Company and its subsidiaries and the lender, the lender released its security interest in GO's assets upon the sale of substantially all of GO's assets. The release of the lenders' security interest pursuant to the Side Letter was conditioned upon
(i) the Company depositing an amount of cash into a blocked account sufficient to repay principal and fees outstanding under the Term Note, (ii) the lenders' receipt of funds sufficient to reduce the amounts outstanding under the Revolving Note and the Minimum Borrowing Note to $500,000 and (iii) the absence of any events of default under the Security Agreement. On February 28, 2005 in conjunction with the sale of the assets of GO, the Company met its funding obligations under the Side Letter by depositing $4,000,000 into a restricted cash account which represents the lenders security interest in the Term Note, and repaying $1,000,000 under the Revolving Note and the Minimum Borrowing Note to reduce the balance to $500,000.

At March 31, 2005, the maximum amount available under the Revolving Note and the Minimum Borrowing Note is equal to the lesser of (i) $500,000 less any reserves required by the lender or (ii) 90% of the eligible accounts (as defined in the Security Agreement) less any reserves required by the lender. The balance on the Revolving Note and the Minimum Borrowing Note at March 31, 2005 amounted to $500,000.

The discount on the notes has been allocated on a proportional basis to the Revolving Note and the Term Note on both a short-term and long-term basis and resulted in the respective balances, net of unamortized discount as of the quarter ended March 31, 2005 of $230,939, $671,824 and $1,175,693, respectively.

Pursuant to the terms of a Registration Rights Agreement, dated as of January 10, 2005, by and between the Company and the lender, the Company agreed to file a registration statement to cover the resales of the shares of the Company's common stock issuable upon conversion of the Notes and the warrant. Failure of the Company to comply with the registration requirements in the Registration Rights Agreement within specified time periods will require the Company to pay liquidated damages of 1.0% of the original principal amount for each thirty day period (pro rated for partial periods) until the failure to comply is cured. Commencing April 26, 2005, such additional interest began to accrue due to the Company's failure to have the registration statement initially required under the agreement declared effective by the agreement deadline. The Company also recorded a further $537,809 as a credit to interest expense in the three months ended March 31, 2005, as a result of the registration rights granted on the warrants and stock purchase right. This amount was calculated using the Black-Scholes method and was based on the market price of the Company's common stock at March 31, 2005.

Note 7. Legal Proceedings

The Company received a letter of complaint from a former employee, alleging production and usage tracking problems with certain directory products of Tectonic which allegedly may have led to shortfalls in production numbers and incorrect statistics being furnished to certain customers. Such former employee has also made allegations of constructive discharge and of whistleblower retaliation with respect to his treatment by the Company, which claims are believed to be baseless. The former employee has filed a complaint with Occupational Safety and Health Administration. Management of the Company, with the advice of counsel and under the direction of the Board of Directors of the Company, is conducting an investigation which has included the Board of Directors setting up a Special Committee comprised of members of the Audit Committee to investigate the issues alleged by such former employee. No evidence of any material adverse conditions has been found in connection with the employee's allegations, but if any is, the Company shall take prompt and appropriate action in response.

In April 2005 American Mint, LLC ("American Mint") and certain of its overseas affiliates filed a complaint in the United States District Court for the Middle District of Pennsylvania against GO (whose liabilities were retained by the Company upon the sale of GO's assets). The complaint alleges that GO's software malfunctioned, which caused American Mint's overseas affiliates to overcharge customers purchasing collectible coins. The complaint further alleges that GO improperly instructed the overseas affiliates in the installation of the software, resulting in the billing of many credit card customers in amounts up to 100 times greater than the actual purchase amounts. American Mint asserts claims for breach of contract, breach of various express and implied warranties, negligence, and negligent misrepresentation, and seeks compensatory damages of $981,758, including $281,758 in charges associated with correction of the improper charges and lost anticipated profits of $700,000. The Company intends to oppose the lawsuit vigorously. At this time it is too early to characterize the likelihood of an unfavorable outcome as probable or remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this Quarterly Report which are not historical fact, including but not limited to those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to changes in technology or customer preferences, changes in our pricing or that of our competitors, our ability to manage growth or the failure of our business plan to focus on our construction information business. All of the above factors constitute significant risks to our Company. As a result, our actual results may vary materially from our expectations. More information about these and other risks relevant to our Company are described in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB.

Overview

Tectonic Network, Inc., formerly Return on Investment Corporation (the "Company")had two primary operating subsidiaries during fiscal 2004 and for the majority of the first nine months of fiscal 2005: (i) Tectonic Solutions, Inc. ("Tectonic") which develops and markets building product information solutions for the construction industry including printed directories, a searchable online building product information database, an online studio for the search, visualization and selection of carpet, paint and other textiles and customized web based solutions for organizing building product manufacturer databases for easier search and selection and (ii) GO Software, Inc. ("GO") which develops and markets software and services for credit card, debit card and check transactions processing with offerings including payment processing software for virtually any computing platform, including Windows, Unix and Linux.

Divestiture of GO, Liquidity and Going Concern

On December 6, 2004, the Company and GO entered into an Asset Purchase Agreement with VeriFone pursuant to which VeriFone purchased substantially all of GO's assets on February 28, 2005. This divestiture is part of the Company's new business strategy to focus on its construction information product offerings. Following the sale of GO, the Company also changed its name to Tectonic Network, Inc. to more appropriately reflect its new market focus.

Historically, the Company has functioned as a holding company with businesses in both the payment processing and, more recently, the construction information industries. These industries are unrelated and are not synergistic in nature. Management believes that the Company's future prospects would be greatly enhanced by focusing on the construction information industry rather than the payment processing industry. While GO had achieved success under the Company, achieving revenue growth and becoming a market leader, management recognized that competitors in the payment processing industry have much greater financial resources than the Company and that the continued success of GO would be put at risk due to the undercapitalization of the Company. Thus, management believed that it was in the best interests of the Company and its stockholders for the Company to pursue a path where the odds of future success appear to be greatly improved. The construction information industry is a highly fragmented industry with numerous opportunities for growth and service needs that are not yet served by the marketplace.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and assume realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception in August 2000 and has financed its operations principally through equity investments and borrowings, as well as revenue from the GO business, and more recently the proceeds from the sale of GO's assets. As of March 31, 2005, the Company's accumulated deficit was $15,262,825. Our net losses and negative cash flow are likely to continue for the foreseeable future and profitability is dependent upon us significantly increasing our revenues from new and existing customers, as well as reducing our expense base. If we cannot achieve sufficient revenue and reduce our expense base, we will incur additional losses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern; however the Company has implemented a program to increase revenues and is currently taking actions to reduce its expense base.

We cannot reliably predict when, or if, we will become profitable or if such profitability will be sustainable. Furthermore, if we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements, and we may be unable to continue our business as presently conducted unless we obtain funds from additional financings. Certain board members have formally committed to invest up to $1,000,000 on an as-needed basis for working capital purposes through March 31, 2006. Since the Company does not currently have any availability under its existing credit facility, the Company may need to raise additional capital from outside sources either through the incurrence of additional indebtedness or the sale of equity. Our ability to raise financing from third parties may be limited by our agreements with our current lender as well as market conditions, and it is possible that we may not be able to raise additional financing on acceptable terms, if at all.

The Company's continuing Tectonic operations were acquired through a series of acquisitions which occurred between November 2003 and January 2004. The companies acquired were, and still are, in the start-up stage, and the Company currently faces the risks of an early-stage company with new and evolving product lines. We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, including:

      o     significant net losses;
      o     lack of sufficient customers;
      o     significant fluctuations in our revenues and expenses;
      o     lack of market acceptance of our product lines;
      o     longer than anticipated sales cycles;
      o     insufficient revenues and cash flow to be self-sustaining;
      o     insufficient funding for necessary capital expenditures;
      o     an unproven business model;
      o     a changing business focus; and
      o     difficulties in managing potentially rapid growth.

Based on our current level of operations, we are uncertain as to whether our cash flows from operations including $3,725,622 of unrestricted cash on hand as of March 31, 2005 will be adequate to meet our future liquidity needs for at least one year from the date of this report. In this regard, the Company has begun to adopt to an alternative strategy that includes actions such as:

      o     reducing headcount;
      o     eliminating non-core product lines;
      o     reducing capital expenditures;
      o     reducing research and development efforts; and
      o     seeking additional funding.

It is possible that factors outside of our control may impede our ability to effectively implement this strategy, and even if we are able to implement this strategy, it is possible that we may not realize all of the benefits that we anticipate.

General

The Company categorizes its primary sources of revenue into: (1) consulting fees and (2) advertising revenue. Consulting fees are earned by providing services to customers, including database analysis and website design, systems analysis and design, programming, and training. Advertising revenue is generated from the listings of advertisements in print and electronic directories, the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements and by photographing and displaying products, including their attributes, on our proprietary websites.

The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers, the timing of delivery of services to customers under consulting contracts, the cycles for the delivery of printed directories and the effectiveness of the Company's sales force and alliance partners. The Company does not have a material backlog of unfilled consulting and advertising orders. Although the Company does have some long-term consulting contracts under which revenues are recognized on a percentage-of-completion basis, most of the Company's consulting contracts are for services to be performed over a period of time of three months or less, and revenue under these contracts is recognized when the services are performed. Consequently, consulting fee revenue in any quarter is substantially dependent upon orders received during that quarter and work performed under long-term contracts.

The Company has a number of two and three year advertising contracts for both print and online directories. While the Company has experienced some success by offering both regional and national print directories, in response to market demand, the Company has begun to shift away from producing regional directories to producing national directories and publications which are focused on particular sectors of the building market (e.g., roofing, building interiors and building openings). In this regard, the change of strategy by the Company also resulted in the cancellation and renegotiation of a number of contracts to now include the new service offerings. This change in strategy also resulted in approximately $200,000 in refunds of advanced payments due back to customers as a result of the Company's decision to no-longer publish regional directories. At March 31, 2005, Tectonic had signed but unbilled two and three year advertising contracts under which payments to Tectonic will equal approximately $836,142 over the following three years. This amount is in addition to approximately $461,101 in deferred advertising revenue included on the balance sheet at March 31, 2005.

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

Revenues

The Company had total revenues of $192,227 during the quarter ended March 31, 2005 compared to $593,275 during the quarter ended March 31, 2004. Total revenues decreased by $401,048 or 67.6% over the comparable three-month period of the prior fiscal year. The Company had total revenues of $929,726 during the nine months ended March 31, 2005 compared to $664,462 during the nine months ended March 31, 2004. Total revenues increased by $265,264 or 39.9% over the comparable nine month period of the prior fiscal year. The decrease for the three-month period is primarily due a decrease in advertising revenues as a result of the Company's management and sales staff focusing their attention on working with the Company's existing customers to address the Company's shift away from producing regional directories to producing national directories which are focused on particular sectors of the building market (e.g., roofing and building interiors). The increase in revenues for the nine-month period is primarily due to an increase in consulting fee revenue as a result of the work performed under new consulting contracts signed by the Company.

Consulting fee revenues were $98,718 during the quarter ended March 31, 2005, or 51.4% of total revenue compared to $33,193 or 5.6% of revenue during the quarter ended March 31, 2004. This represented an increase in consulting fee revenues of $65,525 or 197.4%. Consulting fee revenues were $267,386 during the nine months ended March 31, 2005, or 28.8% of total revenue and were $33,193 during the nine months ended March 31, 2004, or 5.0% of total revenue. This represented an increase in revenue of $234,193 or 705.5%. The increase in consulting fee revenues represents the increased number of consulting contracts signed by the Company and the work performed under those contracts. Consulting fee revenues primarily represent consulting fees earned by Tectonic for customized website development. Generally, consulting fee revenues are recognized when the services are performed if the services are performed pursuant to a contract that will be completed in three months or less, or using the percentage of completion basis if the services under the agreement will be performed over a term longer than three months. In future periods, the Company believes consulting revenues will become the largest component of total revenues because the consulting services have significantly higher contract values compared to the Company's advertising offerings. Although there was an increase in consulting fees revenues during the three- and nine-month periods ended March 31, 2005, these revenues were below the Company's expectations as a result of a longer than expected sales cycle. While it has numerous proposals out to potential new customers, the timing of the receipt of signed contracts cannot be predicted with any certainty and without having a significant backlog, consulting fee revenues remain uncertain.

Advertising revenues were $93,509 during the quarter ended March 31, 2005, or 48.6% of total revenue compared to $560,082 or 94.4% of revenue during the quarter ended March 31, 2004. This represented a decrease in advertising revenue of $466,573 or 83.3%. Advertising revenues were $662,340 during the nine months ended March 31, 2005, or 71.2% of total revenue and were $631,269 during the nine months ended March 31, 2004, or 95.0% of total revenue. This represented an increase in advertising revenue of $31,071 or 4.9%. The decrease in advertising revenues for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004 is primarily due the Company's management and sales staff focusing their attention on working with existing customers to address the Company's shift away from producing regional directories to producing national directories which are focused on particular sectors of the building market. The slight increase in advertising revenues for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004 is primarily due to the online advertising component on the continued renewal of existing customers and the signing of new customers. Advertising revenues are comprised of revenues from the display of advertising in both print and online directories.


Cost of Revenues

Cost of revenues were $11,392 during the quarter ended March 31, 2005 and $302,124 during the quarter ended March 31, 2004. Cost of revenues decreased by $290,732 or 96.2%, for the quarter ended March 31, 2005. Cost of revenues were $14,866 during the nine months ended March 31, 2005 and $351,871 during the nine months ended March 31, 2004. Cost of revenues decreased by $337,005 or 95.8%, for the nine months ended March 31, 2005. Cost of revenues is comprised of printing and distribution costs for the Tectonic print directories. The decrease in cost of revenues for the quarter and nine months ended March 31, 2005 is primarily due to the fact that the Company has not shipped any directories during this fiscal year. The Company expects to ship directories during the quarter ended June 30, 2005.

General and Administrative Expenses

General and administrative expenses were $1,037,227 during the quarter ended March 31, 2005 and $860,732 during the quarter ended March 31, 2004. General and administrative expenses increased by $176,495 or 20.5%, for the quarter ended March 31, 2005. General and administrative expenses were $3,733,848 during the nine months ended March 31, 2005 and $2,062,357 during the nine months ended March 31, 2004. General and administrative expenses increased by $1,671,491 or 81.0%, for the nine months ended March 31, 2005. General and administrative expenses consist primarily of personnel related costs for executive, administrative, finance, human resources, internal information systems and other support services costs. In addition, substantial professional fees associated with SEC filings and reporting as well as legal, insurance and audit charges and facility costs for various property rentals are included as part of this cost. The Company has incurred substantial costs over the past nine months in raising capital including professional fees and filing fees under SEC and state securities law requirements, as well as legal fees incurred in connection with general legal matters related to both current Company business, as well as fees related to legal matters related to GO which were not assumed by VeriFone. Because GO provided the Company with certain human resource, information technology and accounting support, the increase in general and administrative expenses reflects the costs associated with the implementation of these functions to replace those lost due to the divestiture of GO. The Company continuously reassesses its level of expenditure to eliminate costs not associated with the expansion of its core competency in construction information. In subsequent periods, Tectonic's general and administrative expenses are expected to occur at lower levels then the current quarter.

Sales and Marketing Expenses

Sales and marketing expenses were $863,838 during the quarter ended March 31, 2005 and $616,229 during the quarter ended March 31, 2004. Sales and marketing expenses increased by $247,609 or 40.2%, for the quarter ended March 31, 2005. Sales and marketing expenses were $2,387,284 during the nine months ended March 31, 2005 and $845,931 during the nine months ended March 31, 2004. Sales and marketing increased by $1,541,353 or 182.2%, for the nine months ended March 31, 2005. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, travel expenses, commissions, advertising, website maintenance, trade show attendance and marketing materials. Sales and marketing expenses have continued to increase over the prior periods as a result of the hiring and training of sales representatives and placing them in the field. In subsequent quarters, sales commissions for Tectonic are expected to increase as sales increase. During the three- and nine-month periods ended March 31, 2005 and 2004, the Company incurred expenses associated with the re-branding of the websites and marketing materials of the businesses that it acquired during the November 2003 through January 2004 timeframe, and these expenses also contributed to the increase in sales and marketing expenses during the three- and nine-month periods ended March 31, 2005. These re-branding efforts were substantially completed during the quarter ended March 31, 2005.

Research and Development

Research and development expenses were $292,717 during the quarter ended March 31, 2005 and $248,890 during the quarter ended March 31, 2004. Research and development expenses increased by $43,827 or 17.6%, for the quarter ended March 31, 2005. Research and development expenses were $341,557 during the nine months ended March 31, 2005 and $269,944 during the nine months ended March 31, 2004.
Research and development expenses increased by $71,613 or 26.5%, for the nine months ended March 31, 2005. Research and development expenses consist primarily of salaries and related personnel costs of those employees who develop and enhance Tectonic's products. While Tectonic will continue to develop new products and will provide enhancements to existing products, the nature of the products sold by Tectonic do not require a significant research and development effort. The increase in research and development expenses for the quarter and nine months ended March 31, 2005, over the prior periods was primarily due to the Company temporarily assigning personnel from other departments to assist with research and development activities which have now been completed. In addition, during the quarter ended March 31, 2005, the Company launched its Tectonic Models product line which uses the next generation of CAD which allows the entire building to be developed into a single 3D model that automatically generates plans, elevations, sections, details, renderings, animations and schedules.

Depreciation and Amortization

Depreciation and amortization expense was $375,834 during the quarter ended March 31, 2005 and $24,183 during the quarter ended March 31, 2004. Depreciation and amortization expense increased by $351,651 or 1,454.1%, for the quarter ended March 31, 2005. Depreciation and amortization expense was $1,122,308 during the nine months ended March 31, 2005 and $89,976 during the nine months ended March 31, 2004. Depreciation and amortization increased by $1,032,332 or 1,147.3%, for the nine months ended March 31, 2005. This increase was primarily a result of amortization of intangible assets acquired by Tectonic through various acquisitions from November 2003 through January 2004.

Interest Expense

Interest expense was $792,153 during the quarter ended March 31, 2005 and $83,408 during the quarter ended March 31, 2004. Interest expense increased by $708,745 or 849.7%, for the quarter ended March 31, 2005. Interest expense was $2,437,751 during the nine months ended March 31, 2005 and $251,001 during the nine months ended March 31, 2004. Interest expense increased by $2,186,750 or 871.2%, for the nine months ended March 31, 2005. The increase is due to the interest charges on additional borrowings during the nine months ended March 31, 2005, including the line of credit, the senior second secured convertible notes as well as the Notes issued in connection with the January 10, 2005 financing transaction, each of which are discussed below. During the nine months ended March 31, 2005 the Company incurred non-cash finance charges in the amount of $1,598,676 resulting from the issuance of warrants in connection with the these debt financings. The $1,598,676 is net of a $636,831 reduction to non-cash finance charges as a result of the mark-to-market calculation for the registration rights granted to the holders of the warrants and participation rights issued in connection with senior second secured convertible notes and the Notes. This amount was calculated using the Black-Scholes method and was based on the market price of the Company's common stock at the respective quarter ends. Approximately $83,333 of interest expense was incurred in quarter ended September 30, 2004 and $251,001 was incurred in the nine month period ended March 31, 2004, for non-cash charges related to a referral and reseller agreement, which was accounted for as a financing transaction. Pursuant to the referral and reseller agreement, the Company received $1,000,000 at the inception of the agreement and was required to make payments to the other party to the agreement if GO did not sell specified dollar amounts of the other party's software products. The Company completed its obligations under this agreement on September 17, 2004, and these non-cash charges will not reoccur.

Liquidity and Capital Resources

This section should be read in conjunction with the section "Divestiture of GO, Liquidity and Going Concern" above.

Cash and cash equivalents amounted to $7,855,622 (of which $4,130,000 is restricted) and $650,134 as of March 31, 2005 and 2004, respectively.

Cash used in continuing operations amounted to $7,722,033 and $3,266,561 for the nine months ended March 31, 2005 and 2004, respectively. The Company's losses from continuing operations for the nine months ended March 31, 2005 and 2004 of $9,107,888 and $3,206,618, respectively, continued to be the main factor in the use of the operating cash flow. Non-cash charges during the nine months ended March 31, 2005 and 2004 for depreciation and amortization, interest accretion on warrants and non-cash compensation amounted to $2,109,899 and $125,634, respectively. The Company's net changes in working capital items during the nine months ended March 31, 2005 and 2004 amounted to net cash provided of $724,044 and $185,577, respectively. The significant increase in cash used in operations over the prior year corresponding nine months is primarily related to the acquisitions, from November 2003 through January 2004, of three entities which are now part of Tectonic, as well as the finance charges incurred by Tectonic in raising capital in the current fiscal year. Furthermore, the Company retained substantially all of the liabilities of GO in connection with the sale of substantially all of its assets, including known liabilities of approximately $1,100,000.

Cash provided by discontinued operations amounted to $12,587,514 and $1,186,772 for the nine months ended March 31, 2005 and 2004, respectively. The Company closed the sale of GO on February 28, 2005 and received $13,000,000 in cash at closing. The profit on the sale of GO as well as income from GO's discontinued operations for the nine months ended March 31, 2005 amounted to $10,918,534. The income from GO's discontinued operations for the nine months ended March 31, 2004 amounted to $128,947.

Cash used in investing activities amounted to $4,206,488 and $29,453 during the nine months ended March 31, 2005 and 2004, respectively. Cash used in investing activites for the nine months ended March 31, 2005 includes $4,000,000 deposited with a bank as the security for the lender under the $4,000,000 Term Note, as well as a deposit of $130,000 with a bank as security for a Letter of Credit held in favor of one of the Comnpany's landlords. The remaining cash used in investment activities represents expenditures for the purchase of hardware and equipment. Cash used in investing activites during the nine months ended March 31, 2004 primarily represented expenditures for the purchase of hardware and equipment.

Cash provided by financing activities amounted to $2,843,296 and $2,412,037 during the nine months ended March 31, 2005 and 2004, respectively.

During the nine months ended March 31, 2005, financing activities primarily consisted of approximately $1,750,000 borrowed and repaid under a line of credit and bridge loan and an additional $2,250,000 borrowed and repaid under senior secured notes. In addition, on January 10, 2005 the Company received $4,000,000 under a Term Note and $1,500,000 under a Revolving Note and a Minimum Borrowing Note pursuant to loans from a lender. On February 28, 2005, coterminous with the sale of the assets of GO, $1,000,000 under the Revolving Note was repaid. Each of these financings are discussed further below. The Company also repaid
$305,000 under related party notes, received $45,000 from the issuance of warrants and paid approximately $55,000 under a referral and reseller agreement.

During the nine months ended March 31, 2004, financing activities primarily consisted of $2,308,000 received in private placements of common stock, $23,111 drawn under a line of credit with a bank, a net $140,000 received, the receipt of $45,000 from the issuance of warrants and the repayment of approximately $161,000 under a referral and reseller agreement.

Line of Credit and Bridge Loan

On June 16, 2003, the Company entered into a $500,000 receivables based line of credit with a bank. Advances under the line were limited to 80% of the Company's gross eligible receivables. Advances under the line initially bore interest at 1.25% per month or 15.00% per year and were secured by all the assets of the Company. On May 14, 2004 the line of credit was modified to include a bridge loan feature under which the Company borrowed $500,000 immediately and was able to borrow another $500,000 upon the presentation to the lender of an acceptable executed letter of intent to divest GO. The bridge loan, secured by all of the Company's assets, was due at the earlier of 120 days from the first advance or upon closing the sale of GO. The modification increased the interest rate on the line of credit and bridge loan to 1.35% per month or 16.20% per year.

On August 2, 2004 the bridge loan feature of the line of credit was modified to allow the Company to borrow an additional $250,000 at that date (for a total of $750,000) and to provide the ability for the Company to borrow another $750,000 (representing an increase of $250,000 over the prior commitment) upon the presentation to the lender of an acceptable letter of intent to divest of its GO business. In conjunction with this financing, the Company issued the lender warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share. The modification increased the interest rate on the bridge loan portion of the line of credit to 1.50% per month or 18.00% per year. The bridge loan was extended to the earlier of November 27, 2004 or the date of the closing of the sale of GO. In the event the bridge loan was not paid in full by the due date, the Company was required to pay the lender a weekly success fee of $10,000 increasing in $2,500 increments until repayment. On September 30, 2004, the Company presented the lender a series of acceptable letters of intent for the sale of GO and the Company and borrowed the additional $750,000 under the bridge loan feature of its line of credit.

On November 12, 2004 the bridge loan feature of the Company's line of credit was modified to allow the Company to extend its bridge loan payment due date to the earlier of December 31, 2004 or the date of the closing of the proposed sale of GO, provided, that if the Company executed a definitive agreement for the sale of GO by November 30, 2004, then the extension date for the final loan payment would be extended to January 31, 2005. The final bridge loan payment was to include all outstanding principal and accrued interest on the loan. In addition, the weekly success fee element of the bridge loan was modified so that the Company was to make a payment of $75,000 to the lender if the Company repaid the loan by December 31, 2004 or $170,000 if the Company repaid the loan by January 31, 2005. In conjunction with this financing, the Company issued warrants to the lender to purchase 12,500 shares of the Company's common stock at $2.00 per share. The fair value of the warrants issued in both the August 2, 2004 and November 12, 2004 financing amounted to $44,067 and was accounted for as a discount to the debt. The discount was accreted to interest expense over the term of the underlying debt.

On January 11, 2005, the Company used approximately $1.9 million of the proceeds received from a financing from a lender to repay in full and terminate the line of credit and bridge loan described above.

Senior Second Secured Convertible Notes

On August 18, 2004, the Company borrowed $1,500,000 under senior second secured convertible notes issued in a private placement. The notes were secured by a second priority lien on substantially all of the tangible and intangible assets of the Company. The notes bore interest at an effective rate of 19.00% per annum, and were due on the earlier of February 1, 2005 or the closing of the sale of GO. The notes had a conversion feature, and contained some restrictions on the Company's ability to incur other debt. In connection with this transaction, the Company also issued warrants to the noteholders and the finder to purchase 500,000 shares of common stock at a price of $1.52 per share and 50,000 shares of common stock at $3.50 per share, respectively. The notes allowed the holders to participate in any of the Company's future financings, unless the financing involves only debt and debt securities, by converting the notes into the securities to be issued at a conversion price equal to 80% of the price paid by other participants in the financing. Arol Wolford, the Company's President and CEO executed a Guaranty, Pledge and Security Agreement whereby Mr. Wolford agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company that he owns.

On November 10, 2004, the Company borrowed an additional $750,000 by issuing additional senior second secured convertible notes in a private placement to the existing noteholders. These additional notes were also secured by a second priority lien on substantially all of the tangible and intangible assets of the Company. The Company paid prepaid interest of $45,000 upon the sale of the additional notes. The notes were due on the earlier of February 1, 2005 or the closing of the sale of GO. In connection with this transaction, the Company also issued warrants to the noteholders to purchase 600,000 shares of common stock at a price of $1.52 per share. The noteholders were also granted registration rights on all existing warrants held by the noteholders. Arol Wolford, the Company's President and CEO executed an amended Guaranty, Pledge and Security Agreement whereby Mr. Wolford again agreed to guaranty payment of the notes and secured that guaranty with a first-priority security interest in all the shares of the Company which he owns.

The fair value of the warrants issued amounted to $614,825 and $645,461 for the August 18, 2004 and November 10, 2004 financings, respectively, and was accounted for as a discount to the debt. The discount was accreted to interest expense over the term of the underlying debt. The Company also recorded a further $43,123 as a credit to interest expense in the nine months ended March 31, 2005, as a result of the registration rights granted on the November 10, 2004 warrants. This amount was calculated using the Black-Scholes method and was based on the market price of the Company's common stock at December 31, 2004 and March 31, 2005.

On January 11, 2005, the Company used approximately $2.3 million of the proceeds received from a financing from a lender noted to repay in full the amounts due under senior second secured convertible promissory notes. As a result, the lenders under these notes no longer have the right to participate in the Company's future financings.

Convertible Term Note and Convertible Revolving Note

On January 11, 2005, the Company completed a financing transaction with a lender pursuant to the terms of a Security Agreement ("Security Agreement"), dated as of January 10, 2005, by and among the Company and its subsidiaries and the lender. Pursuant to the Security Agreement, the Company and its subsidiaries issued and sold to the lender (i) a Secured Convertible Term Note (the "Term Note") in the principal amount of $4,000,000, which is convertible into the Company's common stock, and (ii) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note" and together with the Term Note and the Revolving Note, the "Notes") in the aggregate principal amount of $1,500,000 million, which are convertible into the Company's common stock. The Company also issued to the lender a warrant to purchase, at any time prior to January 9, 2012, 750,000 shares of the Company's common stock at a purchase price of $2.36 per share and a right to make up to $2,200,000 in additional loans to or investments in the Company on substantially the same terms set forth in the Notes and the Security Agreement. The Company also issued 50,000 warrants to an affiliate of the lender at a price of $3.50 per share exercisable at any time prior to January 9, 2008. The issuance of the Notes and the warrants were completed in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Notes are due on January 9, 2008. The interest rate on the Notes is equal to the greater of 7% or the prime rate plus 3% (8.75% as of March 31, 2005). The interest rate may be adjusted downward depending on (i) whether the Company has registered the shares underlying the Term Note, the Minimum Borrowing Note and the warrant and (ii) the price of the Company's common stock. The effective annual interest rate of this convertible debt, after considering the total debt issue costs (discussed below), is approximately 15.2%.

The notes issued to the lender contained beneficial conversion features, and the intrinsic value of the conversion features of both the warrants and notes are being recognized as a discount to the notes. The gross proceeds of the convertible debt have been allocated to the debt instrument, the warrants and the stock purchase right on a relative fair value basis. The Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company recorded a debt discount of (i) $1,091,744 for the valuation of the 800,000 warrants issued; (ii) $509,262 for the valuation of the stock purchase right issued; (iii) $1,237,566 for the beneficial conversion feature inherent in the financing and (iv) $367,000 for debt issue costs paid to affiliates of the lender, for a total discount of $3,205,572 in the current quarter. The net cash proceeds received by the Company after repaying the Company's then existing receivables based line of credit and then existing senior secured convertible notes as well as debt issuance costs amounted to $922,220.

Under the Term Note, the Company must make monthly payments of $121,212 plus accrued and unpaid interest. If certain criteria specified in the Term Note are met, then all or a portion of the monthly payment due on the Term Note shall be paid by issuing shares of its common stock to lender. In order for the conversion criteria to be met (i) the average closing price of the Company's common stock for the five trading days immediately preceding the monthly payment date must be greater than or equal to 110% of the conversion price, which is currently $2.11 per share, and (ii) the amount of such debt to be converted to common stock does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22-day trading period immediately preceding the delivery of the notice described below. If the conversion criteria are not met, then the lender will only convert that portion of the payment which meets the conversion criteria, and the number of shares to be issued upon such conversion will be equal to the dollar amount of monthly payment to be converted divided by the then-applicable conversion price. The Company is required to pay 102% of the monthly amount due for any amounts which are not converted to common stock as a result of the failure to meet the conversion criteria. Each month the lender is required to deliver to the Company a notice stating whether, according to the conversion criteria, the monthly amount payable shall be paid in cash, common stock or a combination of both. In the event that the lender does not provide the notice to the Company, then the Company is required to pay the lender 102% of the amount due for that month in cash.

If at any time the amount outstanding under the Revolving Note is equal to or greater than $500,000 and the amount outstanding under the Minimum Borrowing
Note is less than $500,000, then the difference between $500,000 and the amount outstanding under the Minimum Borrowing Note will be transferred from the Revolving Note to the Minimum Borrowing Note.

The initial fixed conversion price of the Notes is $2.11 per share and is subject to certain anti-dilution adjustments. Upon the occurrence of an event of default under the Notes, the interest rate on the Notes shall be increased by 2% per month, and if the event of default continues beyond any applicable grace period, then the lender may require the Company to repay 120% of the principal and interest then outstanding.

The Notes are secured by a first priority lien on the assets of the Company and its subsidiaries. As a part of granting the first priority lien on its assets, the Company entered into a Stock Pledge Agreement, dated as of January 10, 2005, with the lender, pursuant to which the Company pledged the capital stock of GO and Tectonic as security for the loans from the lender. Furthermore, pursuant to a Side Letter Agreement, dated as of January 10, 2004, by and among the Company and its subsidiaries and the lender, the lender released its security interest in GO's assets upon the sale of substantially all of GO's assets. The release of the lenders' security interest pursuant to the Side Letter was conditioned upon
(i) the Company depositing an amount of cash into a blocked account sufficient to repay principal and fees outstanding under the Term Note, (ii) the lenders' receipt of funds sufficient to reduce the amounts outstanding under the Revolving Note and the Minimum Borrowing Note to $500,000 and (iii) the absence of any events of default under the Security Agreement. On February 28, 2005 in conjunction with the sale of the assets of GO, the Company met its funding obligations under the Side Letter by depositing $4,000,000 into a restricted cash account which represents the lenders' security interest in the Term Note, and repaying $1,000,000 under the Revolving Note and the Minimum Borrowing Note to reduce the balance to $500,000.

At March 31, 2005, the maximum amount available under the Revolving Note and the Minimum Borrowing Note is equal to the lesser of (i) $500,000 less any reserves required by the lender or (ii) 90% of the eligible accounts (as defined in the Security Agreement) less any reserves required by the lender. The balance on the Revolving Note and the Minimum Borrowing Note at March 31, 2005 amounted to $500,000.

The discount on the notes has been allocated on a proportional basis to the Revolving Note and the Term Note on both a short-term and long-term basis and resulted in the respective balances, net of unamortized discount as of the quarter ended March 31, 2005 of $230,939, $671,824 and $1,175,693, respectively.

Pursuant to the terms of a Registration Rights Agreement, dated as of January 10, 2005, by and between the Company and the lender, the Company agreed to file a registration statement to cover the resales of the shares of the Company's common stock issuable upon conversion of the Notes and the warrant. Failure of the Company to comply with the registration requirements in the Registration Rights Agreement within specified time periods will require the Company to pay liquidated damages of 1.0% of the original principal amount for each thirty day period (pro rated for partial periods) until the failure to comply is cured. Commencing April 26, 2005, such additional interest began to accrue due to the Company's failure to have the registration statement initially required under the agreement declared effective by the agreement deadline. The Company also recorded a further $537,809 as a credit to interest expense in the three months ended March 31, 2005, as a result of the registration rights granted on the warrants and stock purchase right. This amount was calculated using the Black-Scholes method and was based on the market price of the Company's common stock at March 31, 2005.

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

Revenue Recognition

The Company's ongoing business, Tectonic, has the following revenue recognition policies:

Consulting fee revenues are generated by Tectonic from professional consulting services primarily in the development of customizable web sites for building product manufacturers and are generally recognized when the services are performed or if part of a consulting agreement pursuant to which services will be provided over a period larger than three months, than according to the percentage of completion basis under contract accounting as per SOP 81-1. It is anticipated that consulting fee revenues will be the largest component of revenue due to the relative size of these contracts.

Advertising revenues are generated by Tectonic from the listings of advertisements in print and electronic directories, the sale of banner,
sponsorship,   and  text-link   advertisements,   including   sponsored   search
advertisements and from the photographing and displaying of products on the Company's proprietary websites. Advertising revenue connected to the sale of advertising in print directories is only recognized upon the publication and shipment of those directories. Revenue from the sale of advertising or photography for the display on websites is recognized over the contract subscription period, which is generally one year.

With Respect to Certain Transactions in accordance with EITF 00-21,"Revenue Arrangements with Multiple Deliverables" and SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," revenues recognized from multiple-element advertising contracts are allocated to each element of the contract based on the fair values of the elements, such as advertising distributed in printed directories, or advertising displayed in online websites.

The GO subsidiary, which is presented as a discontinued operation, had the following additional revenue recognition policies:

The GO subsidiary  recognizes  revenues from licenses of computer  software once
(i) a non-cancelable license agreement has been signed, (ii) the software and related documentation have been shipped, (iii) there are no material uncertainties regarding customer acceptance, (iv) collection of the resulting receivable is deemed probable, and (v) no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. In cases of future obligations, if such obligations are insignificant, then related costs are accrued immediately. If the obligations are significant, then the software product license revenues are deferred. Future contractual obligations can include software customization and requirements to provide additional products in the future and to port products to new platforms. Contracts that require significant software customization are accounted for on the percentage of completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

GO's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and under SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." Revenues recognized from multiple-element software license contracts are allocated to each element of the contract based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

GO's historical rate of product returns for software products is negligible. Further, the Company did not have any transactions during the periods ended March 31, 2005 or 2004 involving reciprocal arrangements in which goods or services were purchased from an organization at the same time that the Company licensed software or provided services to that organization.

Support and update services revenues for the Company's GO Software subsidiary, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally one year.

Consulting fee revenues for the Company's GO Software subsidiary, are generated from professional consulting and training services and are recognized when the services are performed.

As a result of the sale of GO's assets, the Company no longer intends to focus on the sale of software licenses and will in future generate revenues primarily from consulting fees and advertising.


Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid in business combinations over the estimated fair value of the assets acquired. Other intangible assets consist primarily of acquired technology, database assets and proprietary concepts; customer lists and customer contracts and non-competition agreements related to acquisitions accounted for under the purchase method of accounting. Intangible assets, except for goodwill, are amortized on a straight-line basis over their estimated useful lives, and are reviewed for impairment in accordance with Statement of Financial Accounting Standards SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Goodwill is no longer amortized but is subject to an annual impairment test in accordance with SFAS No. 142, "Goodwill and Intangible Assets". This approach requires that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of the Company's goodwill is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the Company's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

The Company completed its annual goodwill impairment tests for its payment processing reporting unit as of June 30 of each year and tests its construction information reporting unit goodwill on December 31, of each year. As of June 30, 2004, and the nine months ended March 31, 2005, the estimated fair values of the construction information reporting unit exceeded its carrying values; therefore, no impairment charges were recognized in the results of operations and financial position. Additionally, the Company tests between annual dates if indications of potential impairment exist. There were no such indications of impairment during fiscal 2004 and the nine months ended March 31, 2005. If it is determined in the future that an impairment of goodwill and other intangibles assets exists, then based on balances at March 31, 2005, the Company would incur impairment charges of up to $2,965,679 and $2,424,906 for goodwill and intangibles assets, respectively. In fiscal 2004, goodwill and intangible assets arose from the acquisition of various entities including the purchase of specific assets out of foreclosure from a third party for the payment processing reporting unit.

At December 31, 2004, the measurement date for the construction information reporting unit, the Company determined that it had only one reporting unit that remained for purposes of applying SFAS 142. In performing the test, the first stage required a comparison of the fair value of the Company to its net book value. Since the Company is a single reporting unit company, management believes that quoted market prices are indicative and best evidence of fair value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and determined that the fair value at December 31, 2004 exceeded the net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R") (revised
2004), Share-Based Payment ("SBP"). The Statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The effective date for public companies that file as small business issuers is the beginning of the first interim or annual period beginning after December 15, 2005 and will be applied to all outstanding and unvested SBP awards at the company's adoption. Management expects that this Statement could have a significant impact on the Company's financial statements and is currently evaluating the various methods available under the pronouncement to determine the effect it will have on future financial statements.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"). Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended March 31, 2005, the Company identified internal control deficiencies regarding its accounting for multiple elemental arrangements in accordance with EITF 00-21. Subsequent to this determination, the Company has improved its procedures for the determination of relative fair values of various elements of such arrangements. Management intends to continue to diligently review its system of internal control over financial reporting and to revise and improve controls as deficiencies are identified.

Other than the changes noted above, there have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company received a letter of complaint from a former employee, alleging production and usage tracking problems with certain directory products of Tectonic which allegedly may have led to shortfalls in production numbers and incorrect statistics being furnished to certain customers. Such former employee has also made allegations of constructive discharge and of whistleblower retaliation with respect to his treatment by the Company, which claims are believed to be baseless. The former employee has filed a complaint with Occupational Safety and Health Administration ("OSHA"). Management of the Company, with the advice of counsel and under the direction of the Board of Directors of the Company, is conducting an investigation which has included the Board of Directors setting up a Special Committee comprising the Audit Committee Members to investigate the issues alleged by such former employee. No evidence of any material adverse conditions has been found in connection with the employee's allegations, but if any is, the Company shall take prompt and appropriate action in response.

In April 2005 American Mint, LLC ("American Mint") and certain of its overseas affiliates filed a complaint in the United States District Court for the Middle District of Pennsylvania against GO (whose liabilities were retained by the Company upon the sale of GO's assets). The complaint alleges that GO's software malfunctioned, which caused American Mint's overseas affiliates to overcharge customers purchasing collectible coins. The complaint further alleges that GO improperly instructed the overseas affiliates in the installation of the software, resulting in the billing of many credit card customers in amounts up to 100 times greater than the actual purchase amounts. American Mint asserts claims for breach of contract, breach of various express and implied warranties, negligence, and negligent misrepresentation, and seeks compensatory damages of $981,758, including $281,758 in charges associated with correction of the improper charges and lost anticipated profits of $700,000. The Company intends to oppose the lawsuit vigorously. At this time, it is too early to characterize the likelihood of an unfavorable outcome as probable or remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 25, 2005, the Company held a Special Meeting of Stockholders in order to (1) approve the sale of substantially all the assets of GO Software (2) approve an amendment to the Company's Certificate of Incorporation to change the name of the Company to Tectonic Network, Inc. (3) elect six directors to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified, and (4) to ratify the appointment of BDO Seidman, LLP as independent public accountants for the fiscal year ending June 30, 2005.

The results of the votes are set out in the tables below.

Proposal (1) approve the sale of substantially all the assets of Go Software

                                    For    Against    Abstained        Total
                              ---------   ---------   ---------    ---------
                              9,181,976     53,088       20,258    9,255,322


Proposal (2) amendment to change the name of the Company to Tectonic Network, Inc.

                                    For    Against    Abstained        Total
                              ---------   ---------   ---------    ---------
                              9,182,001     73,082          239    9,255,322

Proposal (3) elect six directors to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified


                                    For      Against   Abstained         Total
                              ---------    ---------   ---------     ---------
Directors
---------
Charlie A. McRoberts         11,379,368      307,083   2,180,603    13,867,054
John W. McRoberts            11,644,318       42,133   2,180,603    13,867,054
Charlie Pecchio Jr.          10,312,894    1,373,557   2,180,603    13,867,054
Arol R. Wolford              11,669,318       17,133   2,180,603    13,867,054
Laura C. Rogers              11,669,368       17,083   2,180,603    13,867,054
Theo Vander Boom             11,404,318      282,133   2,180,603    13,867,054


Proposal (4) to ratify the appointment of BDO Seidman, LLP as independent public accountants for the fiscal year ending June 30, 2005

                                    For      Against   Abstained         Total
                             ----------    ---------   ---------    ----------
                             11,669,668       16,550        233     11,686,451

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:
             Exhibit No.     Description
             -----------     -----------
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

(b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:

      On January 18, 2005, the Company filed a report on Form 8-K a to announce that it entered into a material definitive agreement whereby it completed a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a Security Agreement dated as of January 10, 2005, by and among the Company, Laurus and the Company's wholly-owned subsidiaries, GO and Tectonic Solutions, Inc. and to attach the Security Agreement, Convertible Term Note, Secured Revolving Note Secured Convertible Minimum Borrowing Note Stock Pledge Agreement, Side Letter Agreement, Warrant Agreement and Registration Rights Agreement.

      On February 14 2005, the Company furnished a Form 8-K, which attached a press release announcing the Company's financial results for the quarter ended March 31, 2005.

      On February 24, 2005, the Company filed a report on Form 8-K to announce that it received a complaint from a former employee alleging constructive dismissal and whistleblower retaliation.

      On March 3, 2005, the Company filed a report on Form 8-K a to announce that it completed the sale of substantially all of the assets of GO, the Company's wholly-owned subsidiary, to VeriFone and that this also caused a triggering event whereby notes payable from a previous acquisition were paid down. At the same time the Company announced that its stockholders approved a name change for the Company to change its name to Tectonic Network, Inc.

      On March 11, 2005, the Company filed a report on Form 8-K to announce that it had changed its name to Tectonic Network, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2005

                                     TECTONIC NETWORK, INC.
                                     (Registrant)

                                     By: /s/ Arol Wolford
                                     -------------------------------
                                         Arol Wolford
                                         President and Chief
                                         Executive Officer


                                     By: /s/ Sherwin Krug
                                         ---------------------------
                                         Sherwin Krug
                                         Chief Financial Officer